Form 10-Q
period 1999-09-30
IMAGEX COM INC
filed 1999-11-15
CIK 1072369

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

    (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

                         Commission File Number 0-78271

                                IMAGEX.COM, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                     91-1727170
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                        10800 N.E. 8TH STREET, SUITE 200
                           BELLEVUE, WASHINGTON 98004
                    (Address of principal executive offices)

                                 (425) 452-0011
                         (Registrant's telephone number)

            Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      Yes               No      XXX
                          --------------   --------------

         The number of shares of common stock, $.01 par value, outstanding on November 5, 1999 was 16,685,799.

                                IMAGEX.COM, INC.

                                    CONTENTS

                                                                                                      Page No.
PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements...........................................................    2

           Consolidated Balance Sheets as of September 30, 1999 and
             December 31, 1998......................................................................    2

           Consolidated Statements of Operations for the Three Months
               Ended September 30, 1999 and September 30, 1998, and the
               Nine Months Ended September 30, 1999 and September 30,
               1998.................................................................................    3

           Consolidated Statements of Shareholders' Equity for the Nine Months Ended
               September 30, 1999...................................................................    4

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
               1999 and September 30, 1998..........................................................    5

           Notes To Condensed Financial Statements..................................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations...........................................................................    9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................   26

PART II -- OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds................................................   27

Item 4.    Submission of Matters to a Vote of Security Holders......................................   28

Item 6.    Exhibits and Reports on Form 8-K.........................................................   28

SIGNATURES..........................................................................................   29


                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                IMAGEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                         (in thousands except share data)

                                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                                        1998            1999
                                                                                    ------------    -------------
                                                                                                     (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                                        $    883           $ 27,256
    Accounts receivable (net of allowance for doubtful accounts of $15 and $140 at
       December 31, 1998 and September 30, 1999, respectively)                            234              3,319
    Inventories                                                                                              723
    Prepaid expenses and other current assets                                                                960
                                                                                    ------------    -------------

        Total current assets                                                            1,117             32,258

Property and equipment, net                                                             1,132              5,173
Goodwill, net                                                                                              2,266
Other assets, net                                                                          70              2,053
                                                                                    ------------    -------------

        Total assets                                                                 $  2,319           $ 41,750
                                                                                    ------------    -------------
                                                                                    ------------    -------------
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
    SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Current portion of notes payable                                                 $    453           $      -
    Line of credit                                                                         96
    Accounts payable                                                                      746              3,019
    Accrued liabilities                                                                   240              1,194
                                                                                    ------------    -------------
        Total current liabilities                                                       1,535              4,213

Notes payable, net of current portion                                                     312
                                                                                    ------------    -------------

        Total liabilities                                                               1,847              4,213
                                                                                    ------------    -------------

Commitments

Series B mandatorily redeemable convertible preferred stock, $0.01 par value;
    3,500,000 shares authorized; 3,500,000 issued and outstanding at December
    31, 1998; no shares issued and outstanding at September 30, 1999; aggregate
    liquidation preference of $3,500                                                    3,459
Series C mandatorily redeemable convertible preferred stock, $0.01 par value;
    4,040,000 shares authorized; 4,000,000 issued and outstanding at December
    31, 1998; no shares issued and outstanding at September 30, 1999; aggregate
    liquidation preference of $6,000                                                    5,109
Series D mandatorily redeemable convertible preferred stock, $0.01 par value;
    1,925,000 shares authorized; 1,385,493 issued and outstanding at December 31,
    1998; no shares issued and outstanding at September 30, 1999; aggregate
    liquidation preference of $2,771                                                    2,635
Value ascribed to mandatorily redeemable convertible preferred stock warrants             147
                                                                                    ------------    -------------

        Total mandatorily redeemable convertible preferred stock                       11,350                  -
                                                                                    ------------    -------------

Shareholders' equity (deficit)
    Preferred stock, 30,000,000 shares authorized
      Series A convertible preferred stock, $0.01 par value; 1,500,000 shares authorized; 1,500,000 issued and outstanding at December 31, 1998; no shares issued and outstanding at September 30, 1999; aggregate
      liquidation preference of $1,500                                                     15
    Common stock, $0.01 par value; 70,000,000 shares authorized; 1,608,520 and
      16,700,643 shares issued and outstanding December 31, 1998 and September 30,
      1999, respectively                                                                   16                167
    Additional paid-in capital                                                          3,908             62,107
    Unearned compensation                                                              (1,956)            (1,094)
    Notes receivable from shareholders (including $20 from a director)                   (228)              (220)
    Accumulated deficit                                                               (12,633)           (23,423)
                                                                                    ------------    -------------

        Total shareholders' equity (deficit)                                          (10,878)            37,537
                                                                                    ------------    -------------

        Total liabilities, mandatorily redeemable convertible preferred stock
           and shareholders' equity (deficit)                                        $  2,319           $ 41,750
                                                                                    ------------    -------------
                                                                                    ------------    -------------

  The accompanying notes are an integral part of these financial statements.

                                        IMAGEX.COM, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands except share and per share data)
                                          (UNAUDITED)

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                        1998             1999                 1998             1999
Revenue                                              $      314      $     3,320            $      614      $     6,646
Cost of sales                                               313            2,474                   657            4,986
                                                     ----------      -----------            ----------      -----------

      Gross profit (loss)                                     1              846                   (43)           1,660
                                                     ----------      -----------            ----------      -----------

Operating expenses
    General and administrative                              996            2,729                 2,234            5,653
    Sales and marketing                                     455            1,928                 1,741            3,778
    Product development                                     557            1,181                 1,884            2,051
    Amortization of unearned compensation,
      goodwill, and other intangibles                        84              295                   134            1,032
                                                     ----------      -----------            ----------      -----------

      Total operating expenses                            2,092            6,133                 5,993           12,514
                                                     ----------      -----------            ----------      -----------

      Loss from operations                               (2,091)          (5,287)               (6,036)         (10,854)
                                                     ----------      -----------            ----------      -----------

Other income
    Interest income (expense), net                          (37)             109                   (39)              64
                                                     ----------      -----------            ----------      -----------

      Net loss                                       $   (2,128)     $    (5,178)           $   (6,075)     $   (10,790)
                                                     ----------      -----------            ----------      -----------
                                                     ----------      -----------            ----------      -----------
Net loss available
    to common shareholders                           $   (2,194)     $    (5,189)           $   (6,222)     $   (10,874)
                                                     ----------      -----------            ----------      -----------
                                                     ----------      -----------            ----------      -----------
Basic and diluted net loss
    per share                                        $    (1.99)     $     (0.61)           $    (5.33)     $     (2.76)
                                                     ----------      -----------            ----------      -----------
                                                     ----------      -----------            ----------      -----------
Weighted-average shares outstanding                   1,102,039        8,548,263             1,167,095        3,935,641
                                                     ----------      -----------            ----------      -----------
                                                     ----------      -----------            ----------      -----------
Pro forma net loss available
    to common shareholders                                           $    (5,178)                           $   (10,790)
                                                                     -----------                            -----------
                                                                     -----------                            -----------
Pro forma basic and diluted net
    loss per share                                                   $     (0.36)                           $     (0.97)
                                                                     -----------                            -----------
                                                                     -----------                            -----------
Pro forma weighted-average
    shares outstanding                                                14,411,784                             11,163,580
                                                                     -----------                            -----------
                                                                     -----------                            -----------

  The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (in thousands except share data)
                                   (UNAUDITED)


                                                           PREFERRED
                                                            SERIES A                          COMMON STOCK
                                                    SHARES           AMOUNT             SHARES            AMOUNT
Balances, December 31, 1998                       1,500,000         $     15           1,608,520         $     16

Redemption of common stock                                                               (42,000)              (1)
Issuance of stock options to consultants
Issuance of common stock upon exercise of
   stock options                                                                         154,350                1
Issuance of common stock to Fine Arts                                                     93,750                1
Warrants issued in conjunction with
Series E
   bridge financing
Warrants issued in conjunction with
   issuance of Series E financing
Net proceeds from initial public offering
   (net of offering costs of $3,119)                                                   3,450,000               35
Payoff of note receivable
Issuance of common stock to Image Press
   shareholders                                                                           16,394                1
Transfer value ascribed to preferred
   stock warrants
Conversion of preferred to common stock
   upon initial public offering                  (1,500,000)             (15)         11,351,132              113
Issuance of common stock upon exercise
   of warrants                                                                            68,497                1
Unearned compensation                                 -
Amortization of unearned compensation
Accretion of mandatorily redeemable
   convertible preferred stock
Net loss

                                                 ----------         --------         -----------         --------
Balances, September 30, 1999                              -         $      -          16,700,643         $    167
                                                 ----------         --------         -----------         --------
                                                 ----------         --------         -----------         --------

                                                                                   NOTES
                                               ADDITIONAL                       RECEIVABLE
                                                 PAID-IN         UNEARNED          FROM         ACCUMULATED
                                                 CAPITAL       COMPENSATION    SHAREHOLDERS       DEFICIT            TOTAL
Balances, December 31, 1998                      $ 3,908         $ (1,956)         $(228)         $(12,633)        $(10,878)

Redemption of common stock                            (7)                              8                                  -
Issuance of stock options to consultants              68                                                                 68
Issuance of common stock upon exercise of
   stock options                                      60                             (15)                                46
Issuance of common stock to Fine Arts                374                                                                375
Warrants issued in conjunction with
   Series E bridge financing                         115                                                                115
Warrants issued in conjunction with
   issuance of Series E financing                    130                                                                130
Net proceeds from initial public offering
   (net of offering costs of $3,119)              20,996                                                             21,031
Payoff of note receivable                                                             15                                 15
Issuance of common stock to Image Press
   shareholders                                      299                                                                300
Transfer value ascribed to preferred
   stock warrants                                    147                                                                147
Conversion of preferred to common stock
   upon initial public offering                   35,799                                                             35,897
Issuance of common stock upon exercise
   of warrants                                       218                                                                219
Unearned compensation                                 84              (84)                                                -
Amortization of unearned compensation                                 946                                               946
Accretion of mandatorily redeemable
   convertible preferred stock                       (84)                                                               (84)
Net loss                                                                                           (10,790)         (10,790)

                                                 -------         --------          -----          --------         --------
Balances, September 30, 1999                     $62,107         $ (1,094)         $(220)         $(23,423)        $ 37,537
                                                 -------         --------          -----          --------         --------
                                                 -------         --------          -----          --------         --------


   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                            1998         1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $ (6,075)     $(10,790)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                            304         1,203
    Amortization of unearned compensation                                                    134           946
    Interest expense for warrants issued in connection with bridge financing                  30           115
    Issuance of stock options to consultant                                                  169            68
    Provision for doubtful accounts                                                           10           140
    Change in operating assets and liabilities, net of effects of purchase of Fine
      Arts and Image Press                                                                   (71)         (208)
                                                                                        --------      --------

           Net cash used in operating activities                                          (5,499)       (8,526)
                                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                     (703)       (2,769)
    Purchase of Fine Arts including acquisition costs of $185                                           (4,810)
    Purchase of Image Press including acquisition costs of $14                                          (2,712)
                                                                                        --------      --------

           Net cash used in investing activities                                            (703)      (10,291)
                                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                                                  450         2,200
    Principal payments on notes payable                                                     (379)       (2,265)
    Repayments on line of credit                                                                          (796)
    Proceeds from issuance of Series C Preferred stock (net of offering costs of           5,445
      $89)
    Proceeds from issuance of Series D Preferred stock (net of offering costs of
     $29 and $7 for the nine months ended September 30, 1998 and 1999, respectively          600           795
    Proceeds from issuance of Series E Preferred stock (net of offering costs
      of $1,055)                                                                                        23,945
    Repurchase of common stock                                                                (2)
    Proceeds from issuance of common stock                                                     1           272
    Proceeds from issuance of common stock related to public offering (net of
      offering costs of $3,119)                                                                         21,031
    Proceeds from repayment of notes receivable from shareholders                                            8
                                                                                        --------      --------
           Net cash provided by financing activities                                       6,115        45,190
                                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents                                         (87)       26,373
Cash and cash equivalents at beginning of period
    Beginning of period                                                                      186           883
                                                                                        --------      --------
    End of period                                                                       $     99      $ 27,256
                                                                                        --------      --------
                                                                                        --------      --------

The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

         ImageX.com, Inc. ("the Company") provides e-commerce solutions that automate the way businesses manage and acquire marketing communication materials, ranging from office stationery to complex marketing materials. The Company has sales offices and an integrated manufacturing partner network of printers that are nationwide. The Company was incorporated in the state of Washington in 1996.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998 and the notes thereto contained in the Form S-1 on file with the Securities and Exchange Commission.

         The financial statements of the Company are consolidated and include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

2.       INVENTORIES

         Inventories consisted of the following at:

                                                       SEPTEMBER 30,
                                                            1999
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)
         Paper stock and supplies                           $ 316
         Work-in-process                                       83
         Finished goods                                       324
                                                            -----

                                                            $ 723
                                                            -----
                                                            -----

3.       OTHER ASSETS

         Other assets consist primarily of customer lists and assembled and trained workforce. The customer lists are amortized on a straight-line basis over 8 years and the assembled and trained workforce are amortized on a straight-line basis over 3 years.

4.       NET LOSS PER SHARE

         Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's mandatorily redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the date the shares were originally issued.

         The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss and pro forma net loss per share calculations for the periods indicated:

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                          1998          1999          1998           1999

                                                             (IN THOUSANDS               (IN THOUSANDS
                                                          EXCEPT SHARE DATA)            EXCEPT SHARE DATA)
                                                              (UNAUDITED)                 (UNAUDITED)
         Numerator
             Net loss                                   $ (2,128)      $ (5,178)     $ (6,075)        $ (10,790)
             Accretion of mandatorily redeemable
               convertible preferred stock                   (66)           (11)         (147)              (84)
                                                        --------     ----------      --------        ----------

         Net loss available to common shareholders      $ (2,194)        (5,189)     $ (6,222)          (10,874)
                                                        --------                     --------
                                                        --------                     --------

         Effect of pro forma conversion of securities
             Accretion of mandatorily redeemable
               convertible preferred stock                                   11                              84
                                                                     ----------                      ----------

                                                                       $ (5,178)                      $ (10,790)
                                                                     ----------                      ----------
                                                                     ----------                      ----------

         Denominator
             Weighted-average shares outstanding       1,102,039      8,548,263     1,167,095         3,935,641
                                                       ---------                    ---------
                                                       ---------                    ---------
             Weighted-average effect of pro forma
               securities
                 Preferred stock adjustment
                   Series A, B, C, D, E                               5,863,521                       7,227,939
                                                                     ----------                      ----------
             Pro forma weighted-average shares
               outstanding
                                                                     14,411,784                      11,163,580
                                                                     ----------                      ----------
                                                                     ----------                      ----------

5.       ACQUISITION

         On April 13, 1999, the Company acquired the assets of Fine Arts Engravers Company, Inc., a commercial printer focused exclusively on general office printing, which includes items such as business cards, stationery, and corporate letterhead. The aggregate purchase price of the acquisition was $5.0 million, which was accounted for using the purchase method of accounting.

         On September 21, 1999, the Company acquired substantially all of the outstanding stock of Image Press, Inc. ("Image Press"), a privately owned California corporation. Image Press is a print broker. The acquisition was accounted for using the purchase method. The aggregate purchase price of $2,997,207 consisted of $2,697,207 in cash and $300,000 in common stock (16,394 shares) issued to the sellers.

         The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of Fine Arts Engravers Company, Inc. and Image Press occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of goodwill and other intangible assets:

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      1998             1999

                                                                        (IN THOUSANDS EXCEPT
                                                                           PER SHARE DATA)
                                                                             (UNAUDITED)
Pro forma revenues                                                 $ 13,265         $  14,494
                                                                   --------         ---------
                                                                   --------         ---------
Pro forma net loss                                                 $ (6,034)        $ (10,976)
                                                                   --------         ---------
                                                                   --------         ---------
Pro forma basic and diluted net loss per share                     $  (5.03)        $   (2.76)
                                                                   --------         ---------
                                                                   --------         ---------

         The unaudited pro forma results are not necessarily indicative of the results of operations which would actually have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

6.       STOCK SPLIT

         On June 16, 1999, the Board of Directors approved a one-for-two reverse stock split of the Company's common stock. The reverse stock split became effective on August 18, 1999. All references in the financial statements and all related notes thereto referring to shares, share prices, per share amounts and other share information have been retroactively adjusted for the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

         ImageX.com is an Internet-based business-to-business e-commerce company in the U.S. commercial printing industry. Prior to the launch of our pilot system in December 1996, we engaged primarily in product development and derived substantially all our revenues from contracts for software development. For the first nine months of 1997, customers using our pilot system accounted for substantially all our revenues. On October 1, 1997, we launched the commercial version of the ImageX.com system for business cards. By September 30, 1999, we had

         - grown to 156 online customers (excluding approximately 800 customer relationships we added through the acquisition of Fine Arts Graphics and Image Press);

         - expanded our sales regions beyond Seattle to include Los Angeles, San Francisco, New York City, Chicago, New Jersey, Portland, Washington DC, Orange County and San Jose;

         - acquired Fine Arts Graphics, an Oregon- and New Jersey-based commercial printer with over 600 customers in 1998;

         - acquired Image Press Inc., a San Leandro-based print sales organization with 160 customers and 50 print manufacturering partners in 1998;

         - expanded our product offerings to include a broad range of marketing promotional materials and general office materials; and

         - grown to 235 employees (including employees from the acquisition of Fine Arts Graphics and Image Press).

         On April 13, 1999, we acquired the assets of Fine Arts Graphics, a commercial printer focused exclusively on general office printing, which includes items such as business cards, stationary, and corporate letterhead. The aggregate purchase price of the acquisition was $5.0 million, for which we accounted for using the purchase method of accounting. We recorded goodwill of approximately $1.7 million as a result of this acquisition and we amortize goodwill on a straight-line basis over a period of 10 years.

         On September 21, 1999, we acquired the stock of Image Press, Inc., a print sales organization based in San Leandro, CA (the Greater San Francisco Bay area). The aggregate purchase price of the acquisition was $3.0 million, of which we recorded goodwill of approximately $655,000 and other intangible assets of $1.8 million.

         On August 31, 1999, we completed our initial public offering of 3,450,000 shares of common stock, resulting in net proceeds of approximately $21.0 million. In connection with the offering, all of the outstanding convertible preferred stock was converted into an aggregate of 11,351,132 shares of common stock.

         We are currently in discussions with several acquisition candidates, but we have not entered into any definitive acquisition agreements at this time.

         REVENUES

         We derive substantially all our revenues from the sale of printed products in both the marketing promotional and general office categories. Our revenues, which consist of product and service revenues, totaled $6.6 million for the first nine months of 1999 compared to $614,000 for the first nine months of 1998. We recognize product revenues when we ship an order to the customer. We also generate revenues from services related to the setup and management of each customer's customized Online Printing Center. Even though service revenues constitute only a small portion of overall revenues, we charge for constructing the Online Printing Center website, creating and revising the printed materials in the customer's customized website and annual maintenance fees.

         GROSS PROFIT

         For products that are produced by our commercial printing vendor network, gross profit is calculated as the selling price of a specific product less the price our vendor charges us. For products that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight), less manufacturing costs and certain allocated overhead.

         OPERATING EXPENSES

         Our business incurs operating expenses in three broad expense categories: sales and marketing, product development and general and administrative. As is typical of early-stage technology companies, most of our historical expenditures have been in the product development and general and administrative categories, as we have focused on building the ImageX.com online printing system and an infrastructure suitable for future growth. In the future, we intend to focus on acquiring new customers, converting customers of businesses we may acquire to our online system and increasing our revenue base. As a result, we expect that sales and marketing expenses and the general and administrative expenses associated with our manufacturing operations will account for a relatively larger percentage of our operating expenses. We expect our infrastructure and development costs will decline as a percentage of sales over time.

         AMORTIZATION

         Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the difference between the fair market value of our common stock for accounting purposes at the date of grant and the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options. The amortization of goodwill and other intangible assets are a result of the acquisitions of Fine Arts Graphics and Image Press. The amortization of goodwill is over a 10-year period and the amortization of other intangible assets range from a 3 to 8 year period.

         NET LOSS

         Net loss is calculated as gross profit (loss) less operating expenses and is a function of revenues, cost of sales and other expenses, namely, sales and marketing, product development, general and administrative expenses and amortization of unearned compensation, goodwill and other intangible assets. We have incurred significant net losses since our inception. As of September 30, 1999, we had accumulated a deficit of $23.4 million.

         Our extremely limited operating history and the uncertain and emerging nature of the market in which we compete make it difficult to assess our prospects or predict our future results of operations. Therefore, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUE

         We derive our revenues from the sales of products and related services. Revenues were $314,000 and $3.3 million for the three-month periods ended September 30, 1998 and 1999, respectively, representing an increase of $3.0 million, or 957%, in 1999 over the comparable period in 1998. Revenues were $614,000 and $6.6 million for the nine-month periods ended September 30, 1998 and 1999, respectively, representing an increase of $6.0 million, or 982%, in 1999 over the same period in 1998. This increase was due to the acquisition of Fine Arts Graphics and Image Press customers in 1999 and to an increased number of customers using our online system, from 78 customers in the three month period ended September 30, 1998 to 156 customers in the comparable period in 1999. The increase in the number of customers contributes to both increased product and service revenues.

         GROSS PROFITS

         Gross profits were $1,000 and $846,000 for the three month periods ended September 30, 1998 and 1999, respectively. Gross profits increased by $845,000 for the three month period ended September 30, 1999 over the same period in 1998. Gross margins were less than 1% for the three-month period ended September 30, 1998 and 25% for the three-month period ended September 30, 1999. Gross profits/(loss) were ($43,000) and $1.7 million for the nine-month periods ended September 30, 1998 and 1999, respectively. The gross profit increased by $1.7 million for the nine months ending September 30, 1999 over the same period in 1998. The increases in gross profits and gross margins for the quarter and nine-month period ended September 30, 1999 as compared to the same quarter and period in 1998 were primarily due to our expanded customer base and consequent increased sales volumes, increased product pricing to our customers, and decreased costs due to renegotiated supplier pricing with several of our key commercial print vendors.

         SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses, and travel expenses. Sales and marketing expenses were $455,000 and $1.9 million for the three months ended September 30, 1998 and 1999, respectively. Sales and marketing expenses increased $1.5 million, or 324%, for the three months ending September 30, 1998 as compared to the same period ended in 1999. Sales and marketing expenses were $1.7 million and $3.8 million for the nine months ended September 30, 1998 and 1999, respectively. Sales and marketing expenses increased $2.1 million, or 117%, as compared to the same nine-month period in 1998. The increases in sales and marketing expenses for the comparable three and nine-month periods ended September 30 resulted primarily from hiring new sales representatives and marketing personnel, travel expenses, and marketing expenses including public relations, company website maintenance, telemarketing expenses, and printed marketing materials. We expect that sales and marketing expenses will continue to grow as we pursue an aggressive growth strategy and hire additional sales and marketing personnel.

         PRODUCT DEVELOPMENT EXPENSES

         Product development expenses consist primarily of salaries and benefits for developers, product managers, and quality assurance personnel. Product development expenses were $557,000 and $1.2 million for the three months ended September 30, 1998 and 1999, respectively. Product development expenses increased $624,000, or 112%, from the three months ended September 30, 1998 as compared to the same period ended in 1999. Product development expenses were $1.9 million and $2.1 million for the nine months ended September 30, 1998 and 1999, respectively, representing an increase of $167,000 or 9%, over the comparable nine-month period in 1998. The increases in product development expenses for the comparable three and nine-month periods ended September 30 were due to an increase in depreciation resulting from the capitalization of certain software development costs and increased salary and benefit related expenses from hiring new personnel. For the nine-month period ended September
30 we had a decrease in contract labor of $206,000. We believe that continued investment in product development is critical to attaining our goals and the dollar amount of product development expenses will increase in future periods, although they may decline as a percent of total revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $996,000 and $2.7 million for the three months ended September 30, 1998 and 1999, respectively. This represents an increase of $1.7 million, or 174%, in general and administrative expenses in 1999 over the comparable three-month period in 1998. General and administrative expenses were $2.2 million and $5.7 million for the nine-month periods ended September 30, 1998 and 1999, respectively. This represents a $3.5 million, or 153%, increase over the comparable nine-month period in 1998. The increase was primarily due to our hiring additional executive, finance, administrative, and information technology personnel as well as outside contractors to support the growth of our business. In addition, we have had higher expenses resulting from depreciation, software maintenance expenses, and professional fees. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with becoming a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional services fees.

         AMORTIZATION

         The amortization of unearned compensation was $84,000 and $244,000 for the three months ended September 30, 1998 and 1999, respectively. The amortization of unearned compensation was $134,000 and $946,000 for the nine-month periods ended September 30, 1998 and 1999, respectively. This total unearned compensation amount represents the difference between the fair value of our common stock for accounting purposes at the date of grant and the exercise or purchase price of such securities, as applicable. The unamortized portion of this total unearned compensation amount is reflected as a reduction of shareholders' equity, and will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual options, generally four years.

         The amortization of goodwill and other intangibles is $51,000 and $86,000 for the three-month and nine-month periods ended September 30, 1998 and 1999, respectively. The amortization of goodwill and other intangibles are as a result of the acquisition of Fine Arts Graphics and Image Press.

         OTHER INCOME (EXPENSE) NET

         Other income and expense consist primarily of interest income and interest expense. The net other income/expense were an expense of $37,000 and income of $109,000 for the three-month periods ended September 30, 1998 and 1999, respectively. The net other income/expense were an expense of $39,000 and income of $64,000 for the nine-month period ended September 30, 1998 and 1999, respectively. The expense for both periods in 1998 was interest on debt outstanding. With the proceeds of our public offering in August 1999, all existing debt was paid off. As a result of the cash received in the public offering, we have a net interest income for the three-month and nine-month period ended September 30, 1999.

         INCOME TAXES

         No provision for federal and state income taxes has been recorded to date because we incurred net operating losses from inception through September 30, 1999. As of September 30, 1999, we had approximately $21.3 million of net operating loss carryforwards for federal income tax purposes, expiring in 2011 through 2019. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, no deferred tax asset has been recorded.

         NET LOSS

         The net loss was $2.1 million and $5.2 million for the three-month periods ended September 30, 1998 and 1999, respectively. The net loss was $6.1 million and $10.8 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in net loss for the three-month period ending September 30 of $3.1 million as compared to the same period in 1999 was primarily due to increases in salary and related benefits, the amortization of deferred compensation, and professional service fees related to acquisitions. The $4.7 million increase in net loss for the nine months ended September 1999 as compared to the same period in 1998 was as a result of increased spending in all categories - sales and marketing, product development, general and administrative, and amortization as the company has completed two acquisitions and had significant growth overall.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt. As of September 30, 1999, we had raised approximately $36.7 million, net of offering costs, from private placements of preferred stock and approximately $2.7 million from net borrowings under convertible notes and bank credit facilities. In August 1999, we completed our initial public offering and issued 3,450,000 shares of common stock at an initial public offering price of $7.00 per share. We received approximately $21.0 million in cash proceeds, net of underwriting discounts, commissions and other offering costs.

         As of September 30, 1999, we had cash and cash equivalents of $27.3 million, representing an increase of $26.4 million from cash and cash equivalents held as of December 31, 1998. Our working capital at September 30, 1999 was $28.0 million, compared to ($418,000) at December 31, 1998.

         Net cash used in operating activities was $8.5 million and $5.5 million for the nine month periods ended September 30, 1999 and 1998, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and increases in accounts receivable were partially offset by increases in current liabilities, including trade payables.

         Net cash used in investing activities was $10.3 million and $703,000 for the nine month periods ended September 30, 1999 and 1998, respectively, and consisted of capital expenditures, including equipment and the acquisitions of Fine Arts Graphics and Image Press.

         Net cash provided by financing activities was $45.2 million for the nine month period ended September 30, 1999 and consisted primarily of $21.0 million in net proceeds from the issuance of common stock. Net cash provided by financing activities was $6.1 million for the nine month period ended September 30, 1998 primarily from the issuance of convertible preferred stock and borrowings pursuant to convertible notes and our bank credit facilities.

         We anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of any new acquired businesses. We expect to substantially increase our operating expenses which will consume a material amount of our cash resources, however, we believe that our existing cash and cash equivalents together with available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We expect that we will need to raise additional capital in the future, perhaps in the next 12 months, to fund our operations and to pursue our growth strategy. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing shareholders.

YEAR 2000 COMPLIANCE

         Many existing computer systems are not capable of distinguishing twenty-first century dates from twentieth century dates. As a result, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results or fail when they attempt to process data dependent on dates on or after January 1, 2000 unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure that our operations will not be adversely affected by year 2000 software failures.

         We have completed our assessment of the potential impact of the impending century change on ImageX.com's and its subsidiaries' computer systems and software and remediated the systems we identified as having Year 2000 issues with the exception of the systems acquired with Image Press in September 1999. Some of Image Press's system require remediation to make them Year 2000 compliant, which will be completed in the normal course of business prior to December 31, 1999.

         We cannot be certain that reading errors will not be discovered in the future. Also, we cannot be certain that the third-party systems we rely on, the manufacturing systems of our vendors or the systems our customers use to order our services will not be affected by the year 2000 date change.

         Although we have not been a party to any litigation or arbitration proceeding involving our services related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. We may incur substantial costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and we may face liability for year 2000-related damages, including consequential damages. Sales of our products may decrease as potential customers reduce their printing budgets due to increased expenditures on their own year 2000 compliance efforts.

         We have reviewed our internal management information and other critical business systems to identify any year 2000 problems. We also have communicated with the external vendors that supply us with business-critical systems, supplies or products (including our third-party print vendors) to determine their year 2000 readiness. In the course of these investigations, we have not encountered any material year
2000 problems with these third-party products or services.

         To date, we have not incurred any material costs directly associated with our year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our year 2000 assessment and remediation efforts. We do not expect the total cost of year 2000 problems to be material to our business, financial condition and operating results. During the months prior to the century change, however, we will continue to evaluate new versions of our services, information systems, and any new infrastructure systems that we acquire to determine whether they are year 2000 compliant. Despite our current assessment, we may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense, and unremediated problems could materially adversely affect our business, financial condition and operating results. We believe that a worst-case scenario is that our customers may encounter substantial year 2000 compliance problems with their information systems, which could prevent them from placing online orders for our products, or that year 2000 compliance problems could arise in our vendor network, which could prevent our vendors from receiving or processing product orders. These scenarios could result in a material loss of revenues and damage to our reputation. We currently have no contingency plans to address the risks associated with unremediated year 2000 problems.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use, including a requirement to capitalize specified costs and amortize such costs. We adopted this statement effective January 1, 1999. As of September 30, 1999, we had capitalized computer software costs of $822,000 and had recorded the related amortization expense of $369,000 for the nine months ended September 30, 1999.

FACTORS AFFECTING OPERATING RESULTS

         In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following additional factors may affect our future operating results:

         WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES.

         We began operations in 1996 and commercially introduced our Internet-enabled printing services in October 1997. We have had limited revenues to date, and our customers have been doing business with us for only a short time. Our extremely limited operating history and the uncertain and emerging nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. Therefore, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. Our prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the new and rapidly evolving markets for Internet products and services. To be successful, we must, among other things,

         - obtain substantial numbers of new customers rapidly and efficiently through direct sales efforts, acquisitions of printers and print brokers and strategic alliances;

         -        significantly expand our sales and marketing organization;

         - convert customers of businesses we may acquire to the ImageX.com online system;

         - retain our existing customers and increase sales to these customers;

         -        significantly increase our gross margins;

         - manage our growth effectively, assuming we succeed in expanding our business;

         -        raise additional capital;

         -        anticipate and respond to competitive developments;

         -        enhance our product and service offerings;

         -        develop and upgrade our internal control systems; and

         -        identify, attract, retain and motivate qualified personnel.

         WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES WILL CONTINUE.

         We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. As of September 30, 1999, we had an accumulated deficit of $23.4 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We expect to continue to incur operating losses for the foreseeable future. Moreover, we currently expect to increase our operating expenses significantly in connection with

         -    expanding our sales and marketing organization;

         -    continuing to develop our services and technology;

         -    hiring additional personnel;

         -    upgrading our information and internal control systems; and

         -    pursuing acquisitions as part of our growth strategy.

         If we are unable to rapidly increase our revenues and operating margins, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to eventually become profitable.

         OUR QUARTERLY RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO FLUCTUATE, WHICH MAY HAVE AN IMPACT ON OUR STOCK PRICE.

         Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. We compete in the general commercial printing sector, which is characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from

         - our ability to obtain new customers and cause acquired customers to upgrade to the ImageX.com online system;

         - changes in our operating expenses and capital expenditure requirements;

         - our ability to retain our existing customers and increase sales to them;

         - the timing of announcement and completion of any acquisitions we pursue;

         -        changes in the mix of printing services we sell;

         -        the timing of customer orders;

         -        increased competition; and

         -        general or industry-specific economic conditions.

         Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict. Moreover, because of our short operating history and our acquisitions of Fine Arts Graphics in April 1999 and Image Press in September 1999, period-to-period comparisons of our operating results are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

         TO OBTAIN NEW CUSTOMERS, WE MUST OVERCOME LONG-STANDING CUSTOMER RELATIONSHIPS AND LONG SALES CYCLES.

         Many of the potential customers that we pursue through our direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our system, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX.com online system. The period between initial contact and the purchase of our products through our online system is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year.

         WE MAY NOT BE ABLE TO GROW SUCCESSFULLY THROUGH BUSINESS ACQUISITIONS.

         To expand our business and our customer base, we intend to pursue acquisitions of other commercial printers and print brokers. Our goal is to rapidly acquire customers by acquiring printing services providers with strong customer relationships and to convert their key customers to the ImageX.com online printing system. We may continue to operate the printing facilities of some of the printing businesses that we acquire, and sell the production operations of others.

         We are currently in discussions with several acquisition candidates, but we have not entered into any definitive acquisition agreements at this time. We may not be able to successfully negotiate definitive agreements with, or to successfully complete and integrate any acquisitions of, these or any other acquisition candidates.

         Because of the nature of our industry and the expectations of our potential acquisition targets, we expect to use cash as the primary currency for future acquisitions. As a result, we will need to raise additional capital in order to continue our acquisition strategy after we expend our existing capital resources.

         We cannot assure you that our strategy of achieving customer and revenue growth through acquisitions of businesses will be successful. To be successful we must be able to

         - identify printing businesses with strong customers and sound economics and operations;

         - effectively compete with numerous other potential acquirers, particularly a number of large companies that are aggressively seeking to consolidate segments of the printing industry;

         - succeed in converting key acquired customers to the ImageX.com system, to increase their purchases of print products and services and to minimize customer attrition;

         - motivate, train and retain the sales force and other key personnel of acquired businesses;

         - maintain or improve the profit margins and cash flow of acquired businesses;

         - integrate the operations, procedures and technologies of acquired businesses with our own systems and infrastructure;

         - minimize disruptions to our operations and distractions to our management;

         - maintain consistent product standards and policies, and adequate internal controls; and

         - successfully dispose of or find alternative uses for excess facilities and manufacturing capacity.

         We cannot predict whether pursuing business acquisitions will allow us to grow rapidly enough to recover the large investments we have made, and must continue to make, in our technology and systems. Our business model depends on rapid growth of revenues to achieve profitability. The integration of acquired businesses is often difficult, time consuming and expensive. If acquiring businesses proves too costly or time-consuming, or if we are unable to successfully retain the customers or personnel of acquired businesses, our growth rate may not be sufficient to achieve profitability in the foreseeable future, if ever. In addition, the amortization of goodwill and other intangible assets, or other charges resulting from the cost of business acquisitions, could adversely affect our operating results.

         WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR SALES AND CUSTOMER SUPPORT INFRASTRUCTURE, WHICH COULD LIMIT OUR GROWTH.

         To date, we have sold our products primarily through our direct sales force and have supported our customers with our customer support personnel. Our ability to expand our business will depend in part on recruiting and training additional direct sales and customer support personnel, including additional personnel in new geographic markets into which we might expand. Competition for qualified personnel in these areas is intense. Although we are an Internet-based business-to-business intermediary, face-to-face contact is a key component of our sales process. As a result, geographic expansion of our sales force is important to our ability to acquire new customers. We may not be able to successfully expand our direct sales force, which would limit our ability to expand our customer base. We may be unable to hire highly trained customer support personnel, which would make it difficult for us to meet customer demands. In addition, we plan to rely on our sales and marketing and customer support personnel to retain the customers of printers and print brokers that we may acquire in the future, and convert these customers to our online printing system. As a result, any difficulties we may have in expanding our sales and marketing or customer support organizations will have a negative impact on our ability to successfully capitalize on any acquisitions we may complete.

         FAILURE TO ADDRESS STRAIN ON OUR RESOURCES CAUSED BY RAPID GROWTH WOULD MAKE IT DIFFICULT TO MANAGE OUR BUSINESS.

         Our business has grown rapidly in the last year and must continue to do so for us to become profitable. Our recent rapid growth has placed and, if sustained, will continue to place, a significant strain on our management and operations. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer service and internal control systems, and to effectively expand, train and manage our employee base.

         We are in the process of implementing new financial and reporting enterprise application systems on a company-wide basis to support our anticipated growth and integrate the operations of Fine Arts Graphics and Image Press with those of ImageX.com. We cannot be sure that these systems will be adequate for our immediate needs. In addition, we may encounter problems, delays or additional costs in implementing these systems. We cannot be certain that we will be able to manage any future expansion. If we fail to effectively plan and manage future growth in our business, we could face a loss of business and customers, and a deterioration of our financial outlook.

         WE MAY NOT BE ABLE TO ESTABLISH OUR BRAND NAME, WHICH COULD LIMIT OUR ABILITY TO COMPETE EFFECTIVELY.

         We have not yet developed a strong brand name on a national basis. We believe that establishing and maintaining a strong brand name is a critical aspect of attracting and expanding our customer base in existing and new markets. Strong branding is also critical to maintaining and building on the competitive advantage of being the first company to provide businesses with an integrated, Internet-based commercial printing solution. The importance of brand name recognition will increase with competition. We will need to devote substantial financial and management resources to promoting and enhancing our brand, particularly as we expand into new geographic markets through direct sales, acquisitions and/or strategic alliances. There is a risk that the costs associated with our brand promotion strategy may exceed the benefits we may receive from those efforts. If we select the wrong channels to promote the ImageX.com brand, fail to develop and target an effective customer message or otherwise fail to successfully promote and maintain our brand name, we will not be able to realize the benefits of strong brand recognition. Any failure to develop a strong brand will prevent us from exploiting our first-mover advantage in our market and will leave us more susceptible to competition from other Internet-based printing services providers.

         INCREASES IN PAPER PRICES AND SHORTAGES IN PAPER SUPPLY COULD ADVERSELY AFFECT OUR GROSS MARGINS AND OPERATING RESULTS.

         The cost of paper is a principal factor in the pricing we receive from our approximately 30 commercial printing vendors and our own pricing through our two production facilities. We are generally able to pass increases in the cost of paper to customers, while decreases in paper costs generally result in lower prices to customers. In the last three years, paper prices have fluctuated dramatically. If we are unable to pass future paper cost increases on to our customers, or if our customers reduce their order volume, our profit margins and cash flows could be adversely affected.

         In recent years, increases or decreases in demand for paper have led to corresponding pricing changes. In periods of high demand, certain paper grades have been in short supply, including grades we and our commercial printing vendors use. Any loss of the sources for paper supply or any disruption in our suppliers' businesses or their failure to meet our product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials, which could have a material adverse effect on our operating results, sales, profit margins and cash flows.

         WE MAY BE EXPOSED TO ENVIRONMENTAL LIABILITIES AND MAY FACE INCREASED COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS.

         The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal. The printing facilities that we operate are subject to federal and state environmental laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. We believe our facilities are in substantial compliance with these laws and regulations at this time. However, changes to these laws and regulations could increase the cost of our doing business or otherwise have a material adverse effect on our business, financial condition and operating results. In addition, although we maintain commercial property insurance at all of our facilities, this insurance may not be adequate to cover any claims against us for environmental liabilities.

         TECHNOLOGY DEVELOPMENTS COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND SERVICES.

         In recent years, the market for printed business materials has experienced significant changes due to advances in computer and communication technologies. Certain products that were once commercially printed are now generated on computers through word processing or desktop publishing software. In addition, some information is now disseminated in a digital or electronic format rather than in a paper format. These trends could continue in the future, resulting in decreased demand for our products and services.

         If we cannot retain our key management personnel and hire additional qualified management and technical personnel, we will not be able to successfully manage our operations and pursue our strategic objectives.

         Our future success depends on the continued services of certain key management personnel, particularly our President and Chief Executive Officer, Richard P. Begert and our Chief Technology Officer, Cory E. Klatt. We also must identify, attract and retain additional qualified management and technical personnel to manage and support our business. Competition for top management and technical personnel is intense, and we may not be able to recruit and retain the personnel we need. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. We cannot be certain that we will be able to satisfactorily allocate responsibilities and that the new members of our executive team will succeed in their roles. The loss of any one of our key management personnel, particularly Mr. Begert, or the inability to attract, retain and integrate additional qualified personnel would make it difficult for us to successfully manage our operations and pursue our strategic objectives.

         IF BUSINESSES DO NOT ACCEPT THE INTERNET AS A MEANS OF PROCURING PRINTED BUSINESS MATERIALS, OUR BUSINESS WILL FAIL.

         For us to succeed, the Internet must continue to be adopted as an important means of buying and selling products and services. In particular, Internet electronic commerce must evolve beyond its current role as a consumer retail channel and become a leading business-to-business purchasing tool. Because online procurement of business products and services is still in its nascent stage, it is difficult to estimate the size of this market and its growth rate, if any. To date, many businesses have been deterred from using the Internet for procurement for a number of reasons, including

         -        security concerns;

         -        unavailability of cost-effective, high-speed Internet access;

         -        inconsistent quality of service;

         - potentially inadequate development of the global Internet infrastructure; and

         - the difficulty of integrating existing business software applications with online purchasing systems.

         Even if the Internet is widely adopted for business procurement, it may not achieve broad market acceptance for printing services procurement. Companies that have already invested substantial resources in traditional methods of printed business materials procurement may be reluctant to adopt new Internet-based ordering systems.

         We have expended, and will continue to expend, significant resources educating potential customers about our services, capabilities and benefits. We may not be successful in achieving market acceptance of the ImageX.com system, or in achieving significant market share before competitors offer products, applications or services with features similar or superior to our current or proposed offerings.

         IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST PRINTING COMPANIES OR FUTURE BUSINESSES OFFERING INTERNET-BASED PRINTING SERVICES, OUR BUSINESS WILL FAIL.

         The market for printed business materials is intensely competitive. We compete primarily with local and regional printers, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 30,000 local and regional commercial printers operating nationwide in 1998. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

         Traditional commercial printers often have long-standing relationships with customers. We face substantial challenges in convincing businesses to consider alternatives to their traditional printers. In addition, printers typically have extensive local sales forces that regularly canvass and solicit businesses in the areas they serve. Commercial printers compete primarily on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must compete effectively in each of these areas.

         We also face substantial competition from printing services brokers-companies that contract with businesses to select and procure printing services from a variety of printers. Brokers are able to offer customers a relatively wide variety of products and services, and are often able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long-standing customer relationships and extensive local direct sales forces.

         We may in the future also face direct competition from other companies that may develop and market integrated Internet-based business printing services similar to ours. Potential developers of competing electronic commerce services may include

         - consumer printing services providers, including Internet-based providers;

         -        office services providers; and

         -        equipment manufacturers.

         Many of our current and potential future competitors have substantially greater financial, marketing and other resources than we do. As a result, they may be able to market their products, services and branding more aggressively than we are able to, and may be able to significantly undercut our pricing for extended periods of time. They may also be able to respond more quickly and effectively to emerging new technologies and to changes in customer requirements and preferences.

         IF WE CANNOT CONTINUOUSLY ENHANCE OUR TECHNOLOGY AND SERVICES IN RESPONSE TO RAPID CHANGES IN CUSTOMER NEEDS, COMPETITIVE OFFERINGS, INDUSTRY STANDARDS AND TECHNOLOGY, OUR BUSINESS WILL FAIL.

         Our future success will depend on our ability to maintain and develop competitive technologies, to continue to enhance our current services, and to develop and introduce new services in a timely and cost-effective manner. We must be able to continuously adapt to changing conditions, including evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. Both the business printing services market and the general Internet commerce sector are subject to rapidly changing technology and standards, changes in customer requirements and frequent new product introductions and enhancements. We may be unable to develop and market, on a timely basis, if at all, service enhancements or new services that respond to changing market conditions or that will be accepted by buyers of printed business materials. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in service development or introduction, could cause customers to delay or decide against purchasing our services.

         DIFFICULTIES WITH THIRD-PARTY SERVICES AND TECHNOLOGIES COULD DISRUPT OUR BUSINESS AND UNDERMINE OUR REPUTATION.

         Our success in attracting and retaining customers and convincing them to increase their reliance on our Internet-based printing services depends on our ability to offer customers reliable, secure and continuous service. This in turn requires us to ensure continuous and error-free operation of our systems and network infrastructure. We rely on third parties to provide key components of our networks and systems. For instance, we rely on a third-party Internet services provider for the high-speed connections that link our Web servers and office systems to the Internet. We also rely on third-party communications services providers to provide secure connections to relay customer order information to our network of commercial printing vendors. Few of our systems have redundant backup systems capable of mitigating the effect of service disruptions. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. Such failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

         As the volume of data traffic on our Web site, network and other systems increases, we must continuously upgrade and enhance our technical infrastructure to accommodate the increased demands placed on our systems. If we fail to rapidly scale up the speed and data capacity of our systems, our customers may experience a deterioration of response times from our systems or periodic systems failures. Such difficulties would reduce customer loyalty and use of our services.

         In addition, significant components of the technologies employed in our software and systems, including our Online Printing Center, are licensed from third parties. We may be required to license additional software and technologies from others as we expand and enhance our services. We cannot ensure that the third-party technologies that we need will be made available to us on reasonable terms, if at all. We also cannot predict whether the technologies that we license from others will prove to have defects and errors that could disrupt our business. Third-party technologies could also be subject to claims of infringement of proprietary rights of others, which could force us to discontinue using these technologies and force an interruption or reduction in the scope of our services until alternative technologies are identified and implemented.

         POSSIBLE ELECTRONIC COMMERCE SECURITY BREACHES, SYSTEMS FAILURES OR DAMAGE TO OUR FACILITIES COULD HARM OUR BUSINESS.

         We rely on encryption and authentication technology to effect secure transmission of confidential information, such as payment instruction sets. It is possible that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will result in a compromise or breach of the codes used by us to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and on our ability to conduct business. It also could expose us to a risk of loss or litigation and possible liability. It is possible that our security measures will not prevent security breaches.

         The performance of our computer and telecommunications equipment is critical to our reputation and to our ability to achieve market acceptance of our services. Any system failure, including any network, software or hardware failure, that causes interruption or an increase in response time of our online services could decrease usage of our services. Frequent systems failures could reduce the attractiveness of our services to our customers. An increase in the volume of printing orders could strain the capacity of our hardware, which could lead to slower response time or systems failures. Our operations also depend in part on our ability to protect our operating systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events.

         All our databases, servers and other information and communications systems are located at our headquarters in Bellevue, Washington. Although we have limited backup systems, significant damage to or destruction of our main facilities could interrupt service to our customers for several days. Our property and business interruption insurance has relatively low coverage limits and may not be adequate to compensate us for all losses that may occur.

         WE MAY NOT BE ABLE TO PROVIDE SERVICES IF THE SYSTEMS THAT WE RELY ON ARE NOT YEAR 2000 COMPLIANT.

         We are in the process of assessing and remediating any year 2000 issues associated with our computer systems and software and other property and equipment. Despite our testing and remediation, our systems and those of third parties, including the manufacturing systems of our vendors or the systems our customers use to order our services, may contain certain year 2000 errors or faults. Known or unknown errors and defects that affect the operation of our software and systems and those of third parties could result in delay or loss of revenues, interruption of services, damage to our reputation and litigation, any of which could harm our business. Our efforts to address this issue are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

         POTENTIAL IMPOSITION OF GOVERNMENTAL REGULATION ON ELECTRONIC COMMERCE AND LEGAL UNCERTAINTIES COULD LIMIT OUR GROWTH.

         The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and operating results. Few laws or regulations currently directly apply to access to commerce on the Internet. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, taxation, pricing, quality of products and services, and intellectual property ownership. How existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation is uncertain. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose such taxes on sales to consumers and businesses in their jurisdictions. The Internet Tax Freedom Act of 1998 prevents imposition of such taxes through October 2001. If the federal moratorium on state and local taxes on Internet sales is not renewed, or if it is terminated before its expiration, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet-based commerce, including sales of our products and services.

         POSSIBLE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS.

         Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of our intellectual property rights, as well as those of other companies in the Internet industry, is unknown. We currently have no issued patents. We have one U.S. patent pending, but we cannot be certain that any patent will ultimately be issued. We have registered the trademark "ImageX" in the United States and the European Union and have applied for the same mark in Japan.

         We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others, or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology.

         GEOGRAPHIC CONCENTRATION OF VENDORS AND LACK OF LONG-TERM AGREEMENTS WITH VENDORS MAY HINDER FULFILLMENT OF ORDERS.

         A larger number of our current print vendors are located in Washington state. This geographic concentration may make it more difficult for us to deliver customer orders in a timely and cost-effective manner. A disruption of transportation systems (air or ground) may create difficulty in fulfilling our orders in a timely manner or increase our costs in meeting delivery commitments. Any disruption in our ability to timely deliver orders to customers could materially undermine our customer relationships and our business. Because a large percentage of our vendors are located in Washington state, we may incur increased shipping charges associated with delivery of print orders to customers in a given time frame. To the extent that we are not able to pass such charges on to customers, our gross margins and operating results could be adversely affected.

         Our contracts with our vendors are not long term and may be cancelled by either party on relatively short notice, so we have no contractual assurance that these vendors will fulfill orders in a timely way, or that they will not decide to cease doing business with us. Although we believe that alternative vendors are readily available to replace any vendor who terminates its relationship with us, or that is not performing up to our standards, adding new vendors requires time and effort. If we were to encounter excessive vendor turnover, it could undermine our business by diverting personnel and other resources to increased vendor management needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not own any equity securities of third parties and, accordingly, a decline in the general condition of the stock market would not have a material effect on our balance sheet. However, a decline in the general condition of the stock market could limit our own ability to raise capital through the sale of equity securities.

         We have no exchange rate exposure and we do not employ derivatives in managing our balance sheet. We believe that the market risk arising from holdings of our financial instruments is not material.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

         During the quarter ended September 30, 1999, ImageX.com issued and sold the following unregistered securities:

         - 58,980 shares of its common stock to employees pursuant to exercise of stock options under its Amended and Restated 1996 Stock Incentive Compensation Plan in consideration of the employees' services to ImageX.com;

         - 68,467 shares of its common stock to warrant holders pursuant to the exercise of their warrants in consideration of the warrant holders' services to ImageX.com; and

         - 228,270 options to purchase shares of its common stock to employees under its Amended and Restated 1996 Stock Incentive Compensation Plan in consideration of the employees' services to ImageX.com.

         In issuing these securities and granting these options, ImageX.com relied on exemptions from registration pursuant to Rule 701 under Section 3(b) of the Securities Act, and Section 4(2) of the Securities Act.

         (d)      USE OF PROCEEDS

         On August 26, 1999, our registration statement on Form S-1, file number 333-78271, became effective. The offering date was August 26, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Volpe Brown Whelan & Company, Prudential Securities and E*Trade Securities, Inc. The offering consisted of 3,450,000 shares of our common stock, including 450,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. The aggregate price of the shares offered and sold was $24,150,000. After accounting for approximately $1.7 million in underwriting discounts and commissions and $1.5 million in other expenses, we received proceeds of $21.0 million. We generated interest income of approximately $156,000 for the three months ended September 30, 1999.

         We used approximately $2.6 million of the net proceeds raised in the initial public offering to repay outstanding balances on our credit facilities. In addition, we used approximately $2.7 million in connection with the acquisition of 100% of the outstanding capital stock of Image Press, Inc. in September 1999. We currently expect that we will use the remainder of the net proceeds for capital expenditures and for working capital purposes, including sales and marketing expenses, including expansion into new markets, general and administrative expenses and product development. In addition, we intend to pursue a strategy of expansion by acquisition of additional businesses, and we may use a substantial portion of the remaining net proceeds for this purpose. We are currently in discussions with several acquisition candidates, but we have not entered into any definitive agreements at this time. Because of the nature of our industry and the expectations of our potential acquisition targets, we expect to use cash as the primary currency for future acquisitions. Pending the uses described above, we will invest the remaining portion of the net proceeds in short-term, interest-bearing, investment-grade securities.

         None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of ImageX.com or their associates, persons owning 10% or more of any class of our securities, or affiliates of ImageX.com.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 9, 1999, the following resolutions were approved by written consent of our shareholders in accordance with our articles of incorporation and the Washington Business Corporation Act:

- An amendment to our Articles of Incorporation, effecting a 1-for-2 reverse stock split;

-        An amendment and restatement of our Articles of Incorporation;

-        An amendment and restatement of our Bylaws;

-        An amendment and restatement of our 1996 Stock Incentive Compensation
         Plan;

-        The adoption of our 1999 Employee Stock Purchase Plan; and

-        The adoption of our form Indemnification Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         See Exhibit Index.

         (b)      REPORTS ON FORM 8-K

         We filed a current Report on Form 8-K on September 30, 1999 relating to our acquisition of 100% of the outstanding capital stock of Image Press, Inc. Financial statements of the business acquired and required pro forma financial information relating to the acquisition was filed by amendment to the September 30, 1999 Form 8-K, which was filed on November 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IMAGEX.COM, INC.
                                             (Registrant)

Date: November 15, 1999                      By   /s/ Robin L. Krueger
                                                -------------------------------
                                                  Robin L. Krueger
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS


    EXHIBIT NO.                              DESCRIPTION
    -----------                              -----------

            3.1         Amended and Restated Certificate of Incorporation of
                        ImageX.com (Incorporated by reference to exhibit number
                        3.2 to ImageX.com's registration statement on Form S-1
                        (file number 333-78271), filed May 12, 1999).

            3.2 Bylaws of ImageX.com, as amended (Incorporated by reference to exhibit number 3.3 to ImageX.com's registration statement on Form S-1 (file number
                        333-78271), filed May 12, 1999).

            10.1        Stock Purchase Agreement dated September 21, 1999 among
                        ImageX.com, Inc., Stanley F. and Marina Lynne Poitras, individually and as Trustees of the Poitras Family Trust
                        Dated November 22, 1993, Glen R. and Anne S. Douglas, as community property (incorporated by reference to exhibit number 10.1 to ImageX.com's current report on Form 8-K, filed September 30, 1999).

            27.1        Financial Data Schedule.
