Form 10-Q/A
period 1999-09-30
IMAGEX COM INC
filed 2000-02-07
CIK 1072369

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-Q/A

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

                                IMAGEX.COM, INC.

                                    CONTENTS

                                                                                      Page No.
PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements..............................................   2

           Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998.......................................................   2

           Consolidated Statements of Operations for the Three Months
               Ended September 30, 1999 and September 30, 1998, and the
               Nine Months Ended September 30, 1999 and September 30,
               1998....................................................................   3

           Consolidated Statements of Shareholders' Equity for the Nine
               Months Ended September 30, 1999.........................................   4

           Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1999 and September 30, 1998...............................   5

           Notes To Condensed Financial Statements.....................................   6

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................................   9

SIGNATURES.............................................................................  10


                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                IMAGEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                         (in thousands, except share data)

                                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                                        1998            1999
                                                                                    ------------    -------------
                                                                                                     (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                                        $    883           $ 27,256
    Accounts receivable (net of allowance for doubtful accounts of $15 and $140
       at December 31, 1998 and September 30, 1999, respectively)                         234              3,319
    Inventories                                                                                              723
    Prepaid expenses and other current assets                                                                960
                                                                                    ------------    -------------

        Total current assets                                                            1,117             32,258

Property and equipment, net                                                             1,132              5,173
Goodwill, net                                                                                              2,266
Other assets, net                                                                          70              2,053
                                                                                    ------------    -------------

        Total assets                                                                 $  2,319           $ 41,750
                                                                                    ============    =============
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
    SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Current portion of notes payable                                                 $    453           $      -
    Line of credit                                                                         96
    Accounts payable                                                                      746              3,019
    Accrued liabilities                                                                   240              1,194
                                                                                    ------------    -------------
        Total current liabilities                                                       1,535              4,213

Notes payable, net of current portion                                                     312
                                                                                    ------------    -------------

        Total liabilities                                                               1,847              4,213
                                                                                    ------------    -------------

Commitments

Series B mandatorily redeemable convertible preferred stock, $0.01 par value;
    3,500,000 shares authorized; 3,500,000 issued and outstanding at December
    31, 1998; no shares issued and outstanding at September 30, 1999; aggregate
    liquidation preference of $3,500                                                    3,459
Series C mandatorily redeemable convertible preferred stock, $0.01 par value;
    4,040,000 shares authorized; 4,000,000 issued and outstanding at December
    31, 1998; no shares issued and outstanding at September 30, 1999; aggregate
    liquidation preference of $6,000                                                    5,109
Series D mandatorily redeemable convertible preferred stock, $0.01 par value;
    1,925,000 shares authorized; 1,385,493 issued and outstanding at December 31,
    1998; no shares issued and outstanding at September 30, 1999; aggregate
    liquidation preference of $2,771                                                    2,635
Value ascribed to mandatorily redeemable convertible preferred stock warrants             147
                                                                                    ------------    -------------

        Total mandatorily redeemable convertible preferred stock                       11,350                  -
                                                                                    ------------    -------------

Shareholders' equity (deficit)
    Preferred stock, 30,000,000 shares authorized
      Series A convertible preferred stock, $0.01 par value; 1,500,000 shares authorized; 1,500,000 issued and outstanding at December 31, 1998; no shares issued and outstanding at September 30, 1999; aggregate
      liquidation preference of $1,500                                                     15
    Common stock, $0.01 par value; 70,000,000 shares authorized; 1,608,520 and
      16,700,643 shares issued and outstanding December 31, 1998 and September 30,
      1999, respectively                                                                   16                167
    Additional paid-in capital                                                          3,908             62,107
    Unearned compensation                                                              (1,956)            (1,094)
    Notes receivable from shareholders (including $20 from a director)                   (228)              (220)
    Accumulated deficit                                                               (12,633)           (23,423)
                                                                                    ------------    -------------

        Total shareholders' equity (deficit)                                          (10,878)            37,537
                                                                                    ------------    -------------

        Total liabilities, mandatorily redeemable convertible preferred stock
           and shareholders' equity (deficit)                                        $  2,319           $ 41,750
                                                                                    ============    =============

  The accompanying notes are an integral part of these financial statements.

                                        IMAGEX.COM, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except share data)
                                          (UNAUDITED)

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                     --------------------------             ---------------------------
                                                        1998             1999                 1998             1999
                                                     ----------      -----------            ----------      -----------
Revenue                                              $      314      $     3,320            $      614      $     6,646
Cost of sales                                               313            2,474                   657            4,986
                                                     ----------      -----------            ----------      -----------

      Gross profit (loss)                                     1              846                   (43)           1,660
                                                     ----------      -----------            ----------      -----------

Operating expenses
    General and administrative                              996            2,729                 2,234            5,653
    Sales and marketing                                     455            1,928                 1,741            3,778
    Product development                                     557            1,181                 1,884            2,051
    Amortization of unearned compensation,
      goodwill, and other intangibles                        84              295                   134            1,032
                                                     ----------      -----------            ----------      -----------

      Total operating expenses                            2,092            6,133                 5,993           12,514
                                                     ----------      -----------            ----------      -----------

      Loss from operations                               (2,091)          (5,287)               (6,036)         (10,854)
                                                     ----------      -----------            ----------      -----------

Other income
    Interest income (expense), net                          (37)             109                   (39)              64
                                                     ----------      -----------            ----------      -----------

      Net loss                                       $   (2,128)     $    (5,178)           $   (6,075)     $   (10,790)
                                                     ==========      ===========            ==========      ===========
Net loss available
    to common shareholders                           $   (2,194)     $    (5,189)           $   (6,222)     $   (10,874)
                                                     ==========      ===========            ==========      ===========
Basic and diluted net loss per share
    as previously reported                           $    (1.99)     $     (0.61)           $    (5.33)     $     (2.76)
                                                     ==========      ===========            ==========      ===========
    as revised                                       $    (3.57)     $     (0.66)           $   (10.90)     $     (3.43)
                                                     ==========      ===========            ==========      ===========
Weighted-average shares outstanding -- revised,
    see Note 4                                          613,880        7,839,674               570,723        3,173,827
                                                     ==========      ===========            ==========      ===========
Pro forma net loss available
    to common shareholders                                           $    (5,178)                           $   (10,790)
                                                                     ===========                            ===========
Pro forma basic and diluted net
    loss per share
       as previously reported                                        $     (0.36)                           $     (0.97)
                                                                     ===========                            ===========
       as revised                                                    $     (0.38)                           $     (1.04)
                                                                     ===========                            ===========
Pro forma weighted-average
    shares outstanding -- revised, see Note 4                         13,702,341                             10,364,130
                                                                     ===========                            ===========

  The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (in thousands except share data)
                                   (UNAUDITED)

                                                           PREFERRED
                                                            SERIES A                          COMMON STOCK
                                                 ---------------------------         ----------------------------
                                                    SHARES           AMOUNT             SHARES            AMOUNT
                                                 ----------         --------         -----------         --------
Balances, December 31, 1998                       1,500,000         $     15           1,608,520         $     16

Redemption of common stock                                                               (42,000)              (1)
Issuance of stock options to consultants
Issuance of common stock upon exercise of
   stock options                                                                         154,350                1
Issuance of common stock to Fine Arts                                                     93,750                1
Warrants issued in conjunction with
   Series E bridge financing
Warrants issued in conjunction with
   issuance of Series E financing
Net proceeds from initial public offering
   (net of offering costs of $3,119)                                                   3,450,000               35
Payoff of note receivable
Issuance of common stock to Image Press
   shareholders                                                                           16,394                1
Transfer value ascribed to preferred
   stock warrants
Conversion of preferred to common stock
   upon initial public offering                  (1,500,000)             (15)         11,351,132              113
Issuance of common stock upon exercise
   of warrants                                                                            68,497                1
Unearned compensation                                 -
Amortization of unearned compensation
Accretion of mandatorily redeemable
   convertible preferred stock
Net loss
                                                 ----------         --------         -----------         --------
Balances, September 30, 1999                              -         $      -          16,700,643         $    167
                                                 ==========         ========         ===========         ========

                                                                                   NOTES
                                               ADDITIONAL                       RECEIVABLE
                                                 PAID-IN         UNEARNED          FROM         ACCUMULATED
                                                 CAPITAL       COMPENSATION    SHAREHOLDERS       DEFICIT            TOTAL
                                                 -------         --------          -----          --------         --------
Balances, December 31, 1998                      $ 3,908         $ (1,956)         $(228)         $(12,633)        $(10,878)

Redemption of common stock                            (7)                              8                                  -
Issuance of stock options to consultants              68                                                                 68
Issuance of common stock upon exercise of
   stock options                                      60                             (15)                                46
Issuance of common stock to Fine Arts                374                                                                375
Warrants issued in conjunction with
   Series E bridge financing                         115                                                                115
Warrants issued in conjunction with
   issuance of Series E financing                    130                                                                130
Net proceeds from initial public offering
   (net of offering costs of $3,119)              20,996                                                             21,031
Payoff of note receivable                                                             15                                 15
Issuance of common stock to Image Press
   shareholders                                      299                                                                300
Transfer value ascribed to preferred
   stock warrants                                    147                                                                147
Conversion of preferred to common stock
   upon initial public offering                   35,799                                                             35,897
Issuance of common stock upon exercise
   of warrants                                       218                                                                219
Unearned compensation                                 84              (84)                                                -
Amortization of unearned compensation                                 946                                               946
Accretion of mandatorily redeemable
   convertible preferred stock                       (84)                                                               (84)
Net loss                                                                                           (10,790)         (10,790)
                                                 -------         --------          -----          --------         --------
Balances, September 30, 1999                     $62,107         $ (1,094)         $(220)         $(23,423)        $ 37,537
                                                 =======         ========          =====          ========         ========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        ----------------------
                                                                                           1998         1999
                                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $ (6,075)     $(10,790)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                            304         1,203
    Amortization of unearned compensation                                                    134           946
    Interest expense for warrants issued in connection with bridge financing                  30           115
    Issuance of stock options to consultant                                                  169            68
    Provision for doubtful accounts                                                           10           140
    Change in operating assets and liabilities, net of effects of purchase of Fine
      Arts and Image Press                                                                   (71)         (208)
                                                                                        --------      --------

           Net cash used in operating activities                                          (5,499)       (8,526)
                                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                     (703)       (2,769)
    Purchase of Fine Arts including acquisition costs of $185                                           (4,810)
    Purchase of Image Press including acquisition costs of $14                                          (2,712)
                                                                                        --------      --------

           Net cash used in investing activities                                            (703)      (10,291)
                                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                                                  450         2,200
    Principal payments on notes payable                                                     (379)       (2,265)
    Repayments on line of credit                                                                          (796)
    Proceeds from issuance of Series C Preferred stock (net of offering costs of           5,445
      $89)
    Proceeds from issuance of Series D Preferred stock (net of offering costs of
     $29 and $7 for the nine months ended September 30, 1998 and 1999, respectively          600           795
    Proceeds from issuance of Series E Preferred stock (net of offering costs
      of $1,055)                                                                                        23,945
    Repurchase of common stock                                                                (2)
    Proceeds from issuance of common stock                                                     1           272
    Proceeds from issuance of common stock related to public offering (net of
      offering costs of $3,119)                                                                         21,031
    Proceeds from repayment of notes receivable from shareholders                                            8
                                                                                        --------      --------
           Net cash provided by financing activities                                       6,115        45,190
                                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents                                         (87)       26,373
Cash and cash equivalents at beginning of period
    Beginning of period                                                                      186           883
                                                                                        --------      --------
    End of period                                                                       $     99      $ 27,256
                                                                                        ========      ========

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
                                                            -----

                                                            $ 723
                                                            =====

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

         Both historical and pro forma basic and diluted net loss per share for all periods presented have been revised to exclude the effect of stock subject to repurchase from the weighted average shares of common stock outstanding. In addition, the pro forma net loss for common stock for each pro forma period has been revised to show the effect of pro forma conversion of securities as a decrease in the historical net loss for common stock. These revisions had no effect on the previously reported net losses or cash flows of the Company for any period.

         The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss and pro forma net loss per share calculations for the periods indicated:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               -----------------------      --------------------------
                                                 1998          1999           1998             1999
                                               --------     ----------      --------        ----------
                                                    (IN THOUSANDS               (IN THOUSANDS
                                                 EXCEPT SHARE DATA)            EXCEPT SHARE DATA)
                                                     (UNAUDITED)                 (UNAUDITED)
Numerator
    Net loss                                   $ (2,128)      $ (5,178)     $ (6,075)        $ (10,790)
    Accretion of mandatorily redeemable
      convertible preferred stock                   (66)           (11)         (147)              (84)
                                               --------     ----------      --------        ----------

Net loss available to common shareholders      $ (2,194)        (5,189)     $ (6,222)          (10,874)
                                               ========                     ========

Effect of pro forma conversion of securities
    Accretion of mandatorily redeemable
      convertible preferred stock                                   11                              84
                                                            ----------                      ----------

                                                              $ (5,178)                      $ (10,790)
                                                            ==========                      ==========

Denominator
    Weighted-average shares outstanding
        as previously reported                1,102,039      8,548,263     1,167,095         3,935,641
                                              =========                    =========
        as revised                              613,880      7,839,674       570,723         3,173,827
                                              =========                    =========
    Weighted-average effect of pro forma
      securities
        Preferred stock adjustment
          Series A, B, C, D, E
            as previously reported                           5,863,521                       7,227,939
                                                            ----------                      ----------
            as revised                                       5,862,667                       7,190,303
                                                            ----------                      ----------
    Pro forma weighted-average shares
      outstanding
        as previously reported                              14,411,784                      11,163,580
                                                            ==========                      ==========
        as revised                                          13,702,341                      10,364,130
                                                            ==========                      ==========

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

         The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of Fine Arts Engravers Company, Inc. and Image Press occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of goodwill and other intangible assets:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   --------------------------
                                                      1998             1999
                                                   --------         ---------
                                                        (IN THOUSANDS EXCEPT
                                                           PER SHARE DATA)
                                                             (UNAUDITED)
Pro forma revenues                                 $ 13,265         $  14,494
                                                   ========         =========
Pro forma net loss                                 $ (6,034)        $ (10,976)
                                                   ========         =========
Pro forma basic and diluted net loss per share     $  (9.09)        $   (3.45)
                                                   ========         =========

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

                     PART II -- OTHER INFORMATION

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

                                             IMAGEX.COM, INC.
                                             (Registrant)

Date: February 4, 2000                       By   /s/ Robin L. Krueger
                                                -------------------------------
                                                  Robin L. Krueger
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
