Form 10-K
period 1999-12-31
IMAGEX COM INC
filed 2000-03-22
CIK 1072369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-78271
                            ------------------------

                                IMAGEX.COM, INC.

             (Exact name of registrant as specified in its charter)

                WASHINGTON                                        91-1727170
     (State or other jurisdiction of                            (IRS Employer
      incorporation or organization)                         Identification No.)
      10800 NE 8TH STREET, SUITE 200                                98004
               BELLEVUE, WA                                       (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (425) 452-0011

        Securities registered pursuant to Section 12(b) of the act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 Par Value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the voting stock held by non affiliates of the registrant at March 17, 2000 was $374,013,794 (based on the closing sale price of $20.25 per share on the Nasdaq National Market on such date.)

    The number of shares outstanding of the registrant's common stock of March 14, 2000 was 22,169,843.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 2, 2000 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I:

Item 1.   Business....................................................       3
Item 2.   Properties..................................................      16
Item 3.   Legal Proceedings...........................................      16
Item 4.   Submission of Matters to a Vote of Security Holders.........      16

PART II:

Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters.......................................      17
Item 6.   Selected Financial Data.....................................      19
Item 7.   Management's Discussion and Analysis of Operations..........      20
Item 7A.  Quantitative and Qualitative Disclosures....................      38
Item 8.   Financial Statements........................................     F-1
Item 9.   Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    II-1

PART III:

Item 10.  Directors and Executive Officers of the Registrant..........    II-1
Item 11.  Executive Compensation......................................    II-1
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    II-1
Item 13.  Certain Relationships and Related Transactions..............    II-1

PART IV:

Item 14.  Exhibits, Financial Statement Schedules.....................    II-1

    The company's annual meeting is scheduled for 8:00 a.m. on May 2, 2000 at the Hyatt Regency Bellevue at Bellevue Place, 900 Bellevue Way N.E., Bellevue, Washington 98004. Matters to be voted on will be included in the company's proxy statement to be filed with the Securities and Exchange Commission and distributed to Shareholders prior to the meeting.

                                     PART I

ITEM 1--BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN THE "FACTORS AFFECTING IMAGEX.COM'S OPERATING RESULTS" BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

    ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

OVERVIEW

    ImageX.com is a leading business-to-business Internet market maker for printed business materials. We offer end-to-end solutions that streamline the procurement process for business printing customers, graphic designers, corporate employees and end users of printed products, printing manufacturers and raw material suppliers to the printing industry. We provide e-commerce solutions that improve the way businesses acquire marketing communications materials, ranging from business cards to high-end printed materials. ImageX.com's nationwide Web-based services include:

    - the Corporate Online Printing Center, which allows medium to large size businesses to access their own customized, secure Web site that contains a digital catalog of their custom-printed business materials;

    - the Small Business Printing Center, which provides quick and easy access via the Internet to a wide range of personalized printed business materials based on standard templates at competitive prices;

    - PrintBid.com, an online bidding system for over 3,800 print buyers and more than 4,000 printers;

    - PaperDeals.com, a live eMarket site for fine commercial paper stock with approximately 280 registered paper mills and printers; and

    - Printplace.com, an online vertical marketplace for the graphic arts industry.

    ImageX.com, Inc. was incorporated on August 21, 1995 and is headquartered in Bellevue, Washington. On April 13, 1999, we acquired substantially all of the assets of a commercial printer, Fine Arts Engravers Company, Inc. ("Fine Arts Graphics" or "Fine Arts"), a privately owned Oregon corporation. On
September 21, 1999, we acquired all the common stock of a print broker, Image Press, Inc. ("Image Press"), a privately owned California corporation. On December 9, 1999, we merged with PrintBid.com, Inc. ("PrintBid" or "PrintBid.com"), a privately owned Oregon corporation that operates PrintBid.com and PaperDeals.com.

    Our customer and revenue base has grown rapidly since we introduced the commercial version of the ImageX.com Online Printing Center solution in October 1997. Our top ten Corporate Online Printing Center customers, based on 1999 revenues, are Automated Data Processing (ADP), Bell Atlantic Mobile, CB Richard Ellis, CIBC World Markets, Donaldson, Lufkin & Jenrette, Merck & Co., New Energy Ventures, PricewaterhouseCoopers, United Behavioral Health, and Waddell & Reed. These customers represent approximately 45% of 1999 revenues.

    As of December 31, 1999, we had approximately 280 employees and offices in 15 metropolitan markets across the country. We also have 52 patent applications pending on our proprietary Corporate Online Printing Center technology.

IMAGEX.COM PRODUCTS AND SERVICES

    Our end-to-end Web-based solutions include several services that address specific customer needs and inefficiencies in the print industry workflow. These services streamline and can reduce the cost of the print management procurement, manufacturing and fulfillment processes.

    The ImageX.com CORPORATE ONLINE PRINTING CENTER allows medium to large size businesses to access their own customized, secure Web site that contains a digital catalog of their custom-printed business materials--from marketing brochures to stationery and business cards. Each user can modify, proof, procure and manage their printed business materials from any Windows-based, Internet-enabled personal computer.

    Our Corporate Online Printing Center simplifies procurement, eliminates certain pre-press steps, and reduces opportunities for errors, resulting in rapid delivery of consistent, high-quality printed business materials. Specifically, our Corporate Online Printing Center offers our customers the following key features:

    - EXPEDIENCY--Shortens the time required for customers to order printed business materials from weeks to minutes, eliminating the need to send markups and proofs to and from the printer.

    - ACCURACY--Enables our customers to directly access their corporate information online through a color- consistent and dimensionally accurate screen rendering. Customers can order their products from their own digital online catalog that includes employee data, company graphics and logos, delivery information, reporting requirements and prototypes of the customer's printed business materials. We believe our system reduces errors associated with data reentry, typesetting and the use of outdated document versions.

    - SINGLE SOURCE--Eliminates the need for customers to engage several different printers to supply their printing needs. Individual printers are typically constrained to a limited range of products that can be supported by their equipment. Through our network of commercial printing vendors and two owned facilities, we are able to provide a wide range of printed business materials from one source. All printed materials are shipped to the customer in an ImageX.com branded carton. The ImageX.com solution is technology-neutral and geography-neutral, aggregating a broad set of printing needs from our customers.

    - SECURITY AND CONTROL--Enables customers to monitor print orders through a password protected, secure Web site. Authorized customer employees can individually access a wide variety of printed business materials within the centralized parameters and rules established by the customer organization. This brings a uniform look to a customer's printed business materials and helps to maintain consistency of the customer's corporate identity.

    - CONVENIENCE--Allows customers to modify and order their printed business materials, at any time, on any day, without any degradation of services; provides online order status reports; and enables central order management which allows customers to queue their orders and release them in batches to take advantage of volume pricing.

    - SCALABILITY--Scales to a large number of new employees and new products, providing the ability to handle increasing order volume without compromising system integrity and performance.

    - STREAMLINED MANUFACTURING--Eliminates the typesetting process and certain pre-press manufacturing steps by providing our commercial printing vendors with print-ready files that are routed directly to their printing systems.

    To date, we have derived substantially all our revenues from our Corporate Online Printing Center and from customers obtained through acquisitions.

TRADITIONAL PRINT PROCUREMENT PROCESS

                                   [GRAPHIC]

    [Graphic:--traditional print production process flow chart. Subheadings for elements within graphics: Customer Process/Manufacturing Process; Need for a Printed Product, Order Placement, Contact with Printer, Initiate Job Ticket, Typesetting, Send to Customer, Customer Reviews Proof, Customer Makes Corrections, Printer Typesets Corrections, Corrected Proof Sent Back to Customer, Customer Re-Proofs Corrections, This part of the process is repeated until a corrected proof is approved by customer, Customer Approves Proof, Pre-Press/Imaging, Job to Press, Printed Product Delivered.]

IMAGEX.COM SOLUTION

                                   [GRAPHIC]

    [Graphic: ImageX.com print production process flow chart. Subheadings for elements within graphics: Customer Process/Manufacturing Process; Need for a Variety of Printed Materials, Customer Logs In, Customer Modifies Proofs, & Releases Order Online, Printer Receives Press-Ready Digital Files and Electronic Job Ticket, Press-Ready Digital Files Sent Directly to Imaging, Job to a Variety of Presses, A Variety of Printed Products Delivered.]

    The ImageX.com SMALL BUSINESS PRINTING CENTER provides quick and easy access via the Internet to a wide range of personalized printed business materials based on standard templates at competitive prices for small and home-based businesses. Customers can streamline the purchase of high-quality, custom-printed materials, including business cards, labels, letterhead, envelopes and more from a common, rather than customized Web site. Customers can work through a complete layout and design process for their materials, including choosing desired formats, color and paper while having immediate proofing and ordering capability. In January 2000, we established an alliance with InfoSpace.com, Inc. in order to facilitate increased traffic on our Small Business Printing Center as well as all other ImageX.com Internet solutions.

    PRINTBID.COM is an Internet-based bidding service designed to link thousands of print buyers with thousands of printers. The solution helps commercial print customers identify a short list of manufacturers for their print jobs based on a defined set of job specifications and obtain quotes from targeted vendors. Through PrintBid.com we enable our customers seeking individual, one-time print jobs to achieve the best pricing conditioned to the customer's specifications. By matching the specifications of print jobs against a nationwide database of printers and their specific combinations of equipment, PrintBid.com enables customers to find the ideal suppliers for their work. PrintBid.com helps printers achieve visibility to print buyers by offering detailed profiles on the printer's in-house equipment, product specialties, employee base and provides free links to their Web sites. We are currently developing additional services to allow print buyers and suppliers to source print materials and information.

    Our PAPERDEALS.COM Web site, which is a live eMarket site for fine commercial paper stock, is designed to provide commercial printers access to paper mills, merchants, distributors, converters, brokers, import/exporters, publishing companies and major corporations. This Web site allows print suppliers to auction different categories and grades of paper to print buyers and also allows print buyers to post a paper requirement for suppliers to post bids. PaperDeals.com is developing further functionality to facilitate efficiencies, reduced costs and one-stop shopping for paper and supplies.

    Launched by ImageX.com on February 29, 2000, PRINTPLACE.COM is a vertical marketplace designed to provide supply chain value all the way from print users, graphic designers, print buyers and printers to suppliers within the entire graphic arts industry. This marketplace offers functionality for procurement, print management, bidding services, auctions, exchanges and workflow management systems. PrintPlace.com also offers content, news and industry links to help facilitate the full service needs required throughout the industry. Our primary goal is to focus on providing the content, community and commerce that visitors to the PrintPlace.com site value. To that end, we will align with companies that bring value to the graphic arts industry marketplace.

BUSINESS STRATEGY

    Our objective is to be the leading business-to-business Internet market maker and vertical industry marketplace for printed business materials. The following are the key components of our strategy:

    - EXPLOIT FIRST MOVER ADVANTAGE AS THE LEADING END-TO-END PRINTING SOLUTION--We believe that, as the first company providing an integrated Internet solution for procurement of printed business materials, we have the opportunity to establish ourselves as the leading commercial printing brand on the Internet.

    - ACQUIRE ENABLING TECHNOLOGY AND BROADEN OUR SERVICE OFFERINGS--We believe acquiring complementary Internet-based commerce capabilities and entering into strategic alliances with other e-procurement companies with complementary product offerings or attractive customer bases will allow us to broaden our service offerings for existing and new customers. Additionally, we believe doing so will increase the functionality and power of our Web site to deliver business products and services to customers.

    - ENHANCE LEADERSHIP POSITION WITH THE NEW MARKETPLACE--We intend to provide an online vertical marketplace that includes content, community and commerce for the graphic arts industry. This marketplace is intended to attract additional customers and develop new e-commerce opportunities.

    - EXPAND OUR DIRECT SALES FORCE--We intend to expand our direct sales force to rapidly increase our customer base in both new and existing markets and to expand the use of our services by our customers. We intend to further extend the geographic presence of our sales force to acquire customers in new markets.

    - EXTEND MARKET REACH THROUGH STRATEGIC ALLIANCES--We intend to leverage and extend our technology alliances into marketing alliances and build a structured partner program for marketing and referrals. We believe these alliances will generate more leads and revenue.

    - GROW CUSTOMER BASE THROUGH ACQUISITIONS--We intend to actively pursue acquisitions of print brokers and commercial printers with strong customer relationships and seek to convert the acquired customers to our Corporate Online Printing Center and other ImageX.com services. By acquiring existing customer relationships, we gain immediate revenue and the opportunity to leverage those relationships to convert those customers to our online procurement system.

    - INCREASE REVENUES FROM EXISTING CUSTOMERS--We believe that substantial opportunity exists for us to grow by selling additional products and services to our existing customers. We also believe that broadening our product and service offerings through acquisitions and alliances to encompass a wider range of printing and related procurement requirements will allow us to increase our customer and revenue base and become the single-source provider of printed materials to our customers.

    - BUILD BRAND NAME AWARENESS--We believe that promoting our brand name and reputation as the leading electronic commerce provider in our industry will build awareness among our potential customers, attract new customers, and increase loyalty and usage of our services by our existing customers.

    - ENHANCE PRODUCT AND TECHNOLOGY LEADERSHIP--We intend to continue our leadership position by pursuing technology initiatives designed to enhance our product and service offerings. We consistently research and reassess customer needs and preferences when developing new products and technologies to achieve customer satisfaction.

CUSTOMERS AND MARKETS

    Printed business materials, which include promotional marketing materials and general office products, are employed throughout business organizations today. Based on data provided by CAP Ventures, sales in the U.S. printing industry totaled $292 billion in 1998. Of that amount, $58 billion was derived from the commercial print industry, including sales of printed business materials for corporate and small office/home office print buyers.

                                   [GRAPHIC]

    [Graphic: Two pie charts representing (1) breakdown of U.S. Publishing and Printing between (a) publishing and specialty ($186.3 billion) and (b) printing $105.5 billion and (2) breakdown of the U.S. printing market between (a) forms, printers and other ($47.3 billion) and (b) commercial ($58.2 billion). Cap below graphic: ImageX.com 12-month revenues ending December 31, 1999 were $11.5 million, which represents an immaterial percentage of the commercial printing industry. Over 30,000 printers compete in this industry.]

    Our target customers for the Corporate Online Printing Center are medium-to large-sized businesses with more than 100 employees in major markets nationwide. At December 31, 1999, we had obtained over 195 target customers through our direct sales efforts and through conversion of acquired customers to our Corporate Online Printing Center. During the quarter ended December 31,1999, we added 39 customers who have agreed to implement our online procurement system, including two of the top five Fortune 500 companies. Most of such customers are in the process of having their Web sites implemented. In addition to online customers, we also have customers acquired through acquisitions who order printed business materials from us through traditional means. Our goal is to convert as many such customers as possible to our online system. In addition, customers who are in the process of establishing Corporate Online Printing Center sites often continue to purchase through traditional means during this transition period. Fine Arts Graphics and Image Press, which we acquired in April and September 1999, respectively, sold printed business materials to over an aggregate of 760 customers in 1999.

SALES AND MARKETING

ORGANIZATION

    We sell the ImageX.com Corporate Online Printing Center through our direct sales force. As of December 31, 1999, our sales and marketing team consisted of 35 employees. We had a Director of Sales in Bellevue, Washington and 22 sales representatives covering 15 sales regions throughout the United States. We continue to expand our direct sales force into additional major markets across the country in order to expand our customer base.

PROMOTION

    We market the Corporate Online Printing Center solution to senior purchasing and marketing departments of our customers. Our solution allows employees and purchasing departments to quickly process their orders for general office materials, such as business cards, stationery and labels, and marketing departments to more efficiently provide promotional marketing materials, such as brochures and sell sheets, to their sales organizations, channel partners and customers.

    Multiple integrated marketing tools are used to build brand awareness, generate leads, and, ultimately, gain new customers rapidly and efficiently:

    - TELEMARKETING--Telemarketing has been our most effective tool for targeted lead generation since we began telemarketing efforts in September 1998. Telemarketing has allowed us to efficiently find the appropriate contact within an organization. From targeted marketing lists, telemarketers qualify leads by using creative scripts and online demonstrations. The qualified sales leads, some with prescheduled meetings, are then passed on to our direct sales force.

    - ONLINE DEMONSTRATIONS--Online demonstrations are used to showcase our products. Links at complementary Web sites, such as InfoSpace.com, direct customers to our Web site. Web seminars, self-running demos and other technologies are also utilized.

    - PRINT MEDIA/PUBLIC RELATIONS--Print media/public relations build awareness of our solution in major markets and draw target customers to our Web site. ImageX.com uses advertising and public relations agencies to integrate all marketing programs and ensure efficient and effective spending.

    - TRADE SHOWS/EVENT SPEAKERSHIPS/E-COMMERCE SUMMITS--Key e-commerce and industry events reach a broader market and facilitate market education and lead generation. They also accelerate the sales cycle time from lead-to-closure.

STRATEGIC ALLIANCES

    We are actively pursuing strategic relationships with other business-to-business e-procurement solutions providers in order to generate leads and referral business from the alliance partners, attract additional customers to our Web site, strengthen our brand, reinforce our role in the eBusiness continuum, expand the range of products and services available to our customers and generate additional sources of revenue.

    We have established strategic relationships with Internet-based businesses in six general categories:

    - Companies having technology critical to our product and services, such as webMethods and Oracle.

    - Internet service businesses and linked marketplaces, such as InfoSpace.com.

    - Businesses that offer brand management products and services related to ours or targeted at a similar customer base, such as Corporate Express, eCompanyStore.com and ePromos.com. Also included in this group are businesses that provide products and services to end users who operate within the graphic arts and printing industry, such as Getty Images Inc's EyeWire.

    - Electronic procurement solution providers, such as Ariba, Commerce One and Concur Technologies.

    - Vendors that provide eBusiness application solutions that generate a need for corporate print, such as Marketing Automation, Partner/Channel Management, ERP etc., including On Demand Inc.

    - Systems Integrators (typically already partnered with many of those vendors in categories cited above) who can deliver our solutions in complex installations, handling the enterprise integration challenges for the customer, such as Questra.

    Ideal candidates for strategic relationships are companies with a national sales capacity, market leadership position and extensive contact with the purchasing and marketing managers of their customers.

    Our strategic relationships are new and as yet unproven. We can not be certain that those relationships will result in significant revenue. Some of these relationships involve revenue sharing or transaction fees on the part of ImageX.com and the Infospace.com agreement involves fixed arrival fees regardless of revenue.

CUSTOMER SERVICE

    We are committed to providing a high level of service and support to our customers. Because our Internet services are available to users 24 hours a day, our network support services are likewise continuously available. We value frequent communication and feedback from our customers to continually improve our services and products. To facilitate this communication, we have established a customer advisory board with which our sales representatives meet quarterly. By offering customers a compelling and personalized service, we seek to strengthen customer relationships, to encourage repeat visits and purchases and to extend customer retention. Our technical support and our customer service desks are staffed during normal business hours. Inquiries come to us through our Web site, via e-mail and telephone. As of December 31, 1999, we had 83 employees engaged in customer service and operations.

ACQUISITIONS

    We are pursuing a two-pronged acquisition strategy of targeting print-related companies and Internet-related companies with complementary technologies or service offerings. The primary goals of this two-pronged strategy are to increase our customer and revenue base, broaden our product and service offerings, increase the functionality and power of our online procurement system and further our overall objective of being the leading Internet-based marketplace for commercial printing.

    Along with direct sales, acquisitions are an important part of our growth strategy because they offer an efficient way to access high-quality customers. We believe the first element of our acquisition strategy, acquiring print brokers, printers, direct mail houses, fulfillment houses and service bureaus, offers the following strategic advantages:

    - enables us to more quickly acquire desirable customers in existing and new markets and avoid a lengthy direct sales cycle;

    - allows us to acquire an established and knowledgeable sales force;

    - builds the ImageX.com brand by introducing our solution to a broader audience of customers and a wider range of geographic markets;

    - provides us with valuable expertise in integrating our technology with other printers' systems and equipment.

    The second element of our acquisition strategy is to acquire Internet-based companies with technologies that are complementary to ours or who offer related products or services to businesses through the Internet. We believe these acquisitions will offer us the following strategic advantages:

    - expand the range of products and services available to our customers through our Web site;

    - build the ImageX.com brand in the Internet-based business procurement marketplace;

    - broaden our customer base and increase sales from existing customers;

    - augment our core technology.

    We believe that acquiring Internet companies with complementary technologies and service offerings for business procurement is critical to achieving our goal of being the leading Internet-based marketplace for commercial printing.

TECHNOLOGY

    The technology behind the ImageX.com solutions is based on an integrated view of the entire print procurement and manufacturing process. Other systems seek to automate either the printer's manufacturing process or the customer's ordering process. ImageX.com's solutions address four specific, yet broad application areas in the commercial printing marketplace:

    - Corporate print procurement,

    - small office/home office print ordering,

    - print project bidding,

    - paper purchasing.

    The ImageX.com corporate print procurement solution combines both the print manufacturing process and the customer procurement process into one coherent system, and drives the entire ordering and manufacturing processes. The solution was designed as a scalable manufacturing system to process thousands of printing orders daily.

    ImageX.com hosts substantially all elements of the system for all customers and print vendors. Customers use standard Internet browsers to access the system. We install and configure a small amount of software onsite for key vendor partners.

                                   [GRAPHIC]

    [GRAPHIC--Depiction of the ImageX.com system. The order and composition Engine (ILIAD) appears at the middle of the graphic, surrounded by the Online Printing Center, the Digital Library, the Specialists and the Manufacturing System. These components are grouped in a circle and labeled as the "ImageX.com core Technology." Outside the circle are icons showing the relationship between the ImageX.com technology, the Internet, Goods Delivered, Business Card Printers, Stationery Printers and Brochure Printers.]

    The Image.X.com corporate print procurement solution runs on a distributed Oracle database that holds and manages all ordering rules, content information and process data. The system utilizes Microsoft's Internet Information Server, Transaction Server and Message Queue Server. Finally Adobe PDF technology is utilized for online proofing of materials prior to ordering. Every component of the ImageX.com corporate print procurement solution architecture was chosen with scalability as the primary consideration. By using scalable technologies from Oracle, Microsoft and Adobe, the ImageX.com solution is able to leverage innovations and capabilities from those vendors on an incremental basis, without impacting other elements of the system or its fundamental architecture.

    PrintBid.com's first-generation technology, which is presently visible on the PrintBid.com Web site, was developed largely through contracts with outside software development firms and represents a fraction of the company's software technology. The current PaperDeals.com Web site is a first-generation site, developed largely by outside software contractors, and utilizes Moai Technology's LiveExchange 2.0 eAuction software for part of its functionality. We have an ongoing development effort to upgrade the features and functionality of both PrintBid.com and PaperDeals.com.

    PrintPlace.com's first-generation technology was developed by Mpl2, an Internet development company, based in Bellevue, Washington. The current site utilizes Microsoft's Internet Information Server, NT Server, and Microsoft Sequel Server 7.0. We have an ongoing development effort to upgrade the features and functionality of the PrintPlace.com site.

OPERATIONS

    The operations strategies for the Corporate Online Printing Center and the Small Business Printing Center are directly tied to the business model for those services. The Corporate Online Printing Center leverages a network of approximately 40 commercial printing vendors and two facilities that we own. Our network of commercial printing vendors includes printers located across the United States, all of whom can ship nation wide. A substantial majority of our vendors are small, regional operators. With this network of vendors and the facilities that we own, we are able to deliver printed business material nation wide. We believe that the Corporate Online Printing Center offers improved corporate utilization within our vendor network, direct cost and overhead cost reduction and improved vendor management.

    In contrast, the Small Business Printing Center is completely outsourced. The Web site, customer service, and manufacturing are all performed by a third-party provider. The third-party sets up templates for every new class of product on the site and integrates, manufactures and fulfills orders either through their own manufacturing facility or through a subcontractor.

PRODUCT DEVELOPMENT

    Our future success will depend on our ability to maintain and develop competitive technologies, to continue to enhance our current services, and to develop and introduce new services in a timely and cost-effective manner that meet evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. We maintain a customer advisory board that meets quarterly to provide feed back on product and service enhancements. We have a dedicated product development organization that creates new features and functionality for our existing services, as well as the software that supports new services. The product development team has expertise in database systems, network technology, digital print imaging systems, Internet protocols and security, distributed computing and computer-integrated manufacturing. At December 31, 1999, we had 42 employees engaged in product development. Product development expenses were $3.8 million for the year ended December 31, 1999, $2.8 million in 1998 and $1.3 million in 1997. We expect to continue making substantial expenditures on product development in the future.

INTELLECTUAL PROPERTY

    We rely on intellectual property laws in the United States and other jurisdictions to protect our proprietary rights. We have filed trademark applications for the ImageX.com name in the U.S., Canada and other key foreign countries. We currently have fifty-two U.S. patent applications on our technology relating to the Corporate Online Printing Center. We own copyrights in the computer software and online materials that we have developed, and we currently hold limited licenses to use software in which third parties own copyrights, including software for data base management and electronic pre-press.

COMPETITION

    The market for printed business materials is very competitive. We compete primarily with local and regional commercial printers, which are either independent or owned by print industry consolidators, and with print brokers or other Internet-based print providers. The U.S. commercial printing industry is highly fragmented, with over 30,000 local and regional commercial printers operating nationwide in 1998. These printers compete aggressively for business printing orders in the market they serve.

    Traditional commercial printers often have long-standing relationships with customers. We face challenges in convincing businesses to consider alternatives to their traditional printer. Commercial printers compete primarily on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must compete effectively in each of these areas.

    We also face direct competition from printing services brokers who offer customers a relatively wide variety of products and services and are able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long-standing customer relationships.

    We also face competition from other Internet-based companies that offer business printing services, as well as from others who may develop such services in the future. Potential developers of competing electronic commerce services may include consumer printing services providers, office service providers, equipment manufacturers and financial printers and publishers.

OUR EXECUTIVE OFFICERS

    The name, age and position, as of March 1, 2000, of each of our executive officers is as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Richard P. Begert.........................     43      President, Chief Executive Officer and
                                                       Director

Robin L. Krueger..........................     49      Chief Financial Officer, Treasurer and
                                                       Assistant Secretary

F. Joseph Verscheeren.....................     48      Chairman of the Board

Eric J. Bean..............................     41      Vice President, Products and Technology

Cory E. Klatt.............................     31      Chief Technology Officer

Dana F. Manciagli.........................     39      Vice President, Sales and Marketing

John R. Higgins...........................     34      Vice President, Finance and Acquisitions
                                                       and Assistant Secretary

Mariam J. Naini...........................     36      Vice President, General Counsel and
                                                       Secretary

Leslie Kain...............................     55      Vice President, Business Development

    Richard P. Begert has been President, Chief Executive Officer and director of ImageX.com since November 1998. From 1993 to 1998, Mr. Begert was Regional President of AT&T Wireless Services (and its predecessor, McCaw Cellular Communications, Inc.), a telecommunications company. From 1986 to 1993, Mr.Begert held various other positions at McCaw Cellular. Mr. Begert received his B.A. in business administration from the University of Washington.

    Robin L. Krueger has been Chief Financial Officer since July 1999 and Treasurer and Assistant Secretary since December 1999. From 1994 to July 1999, Ms. Krueger was Vice President of Finance and

Treasurer of Alaska Airlines, Inc., a commercial airline. From 1987 to 1994, Ms. Krueger served as Alaska Airlines' Assistant Vice President and Treasurer and from 1984 to 1987 as Assistant Treasurer. Ms. Krueger received her B.B.A. from the University of Washington and her M.B.A. from The George Washington University.

    F. Joseph Verschueren, a co-founder of ImageX.com, has been a director of ImageX.com since its inception in 1995 and has served as Chairman of the Board since August 1997. In addition, he served as President from September 1996 to November 1998 and Chief Executive Officer from August 1997 to November 1998. Mr.Verschueren served as Chief Executive Officer of Parallel
Communications Inc., an advertising agency, from 1992 to 1996 and as Chairman of the Board of Parallel Communications until July 1999. Mr. Verschueren received his B.A. in English and a B.A. in philosophy from Gonzaga University.

    Eric J. Bean has been Vice President, Products and Technology, of ImageX.com since July 1998. From June 1991 to July 1998, Mr. Bean held several positions, including Director of Product Management and Business Line Manager, with Adobe Systems Inc., a software company (and Aldus Corporation, which was acquired by Adobe Systems in 1994). Mr. Bean received his M.B.A. from the University of Washington, his master's degree in software engineering from Seattle Pacific University, and his B.S. in mathematics from Pacific Lutheran University.

    Cory E. Klatt, a co-founder of ImageX.com, served as a director of ImageX.com from August 1995 to December 1996, as Secretary from September 1996 to August 1997 and from July 1998 to December 1999, as Assistant Secretary from August 1997 to July 1998, as Treasurer from July 1998 to December 1999, as Chief Technology Officer since August 1997. From 1995 to 1996, Mr. Klatt was Chief Technology Officer of Parallel Communications. From 1992 to 1995, Mr. Klatt was a general partner of Practical Applications, Inc., a software development company.

    Dana F. Manciagli has been Vice President, Sales and Marketing, of ImageX.com since May 1998. From August 1996 to May 1998, Ms. Manciagli was Vice President of Worldwide Marketing of the Kodak Professional Division of Eastman Kodak Company, a photographic equipment and supply company. From June 1991 to July 1996, she was Director of Marketing for Europe and Asia of Sea-Land Service, Inc., a subsidiary of CSX Corporation, a transportation company, in Hong Kong. Ms. Manciagli received her B.A. in political science from the University of California, Santa Barbara and her master's degree in international management from the American Graduate School of International Management.

    John R. Higgins has been Vice President, Finance and Acquisitions, of ImageX.com since May 1999 and Assistant Secretary since December 1999. He served as Director of Business Development and Acquisitions from June 1998 to
May 1999. From November 1996 to January 1998, Mr. Higgins was Business Manager of the International Group of Simpson Investment Company and Simpson Paper Company, a forest products manufacturer. From June 1994 to November 1996, he served as a Senior Business Analyst in Simpson Paper Company's Commercial Printing Business Unit. Mr. Higgins received his B.S. in chemistry from the United States Military Academy at West Point and his M.B.A. with distinction from Harvard University.

    Mariam J. Naini has been Vice President, General Counsel, of ImageX.com since November 1999 and Secretary since December 1999. From April 1999 to October 1999, Ms. Naini was an Associate General Counsel at Amazon.com, Inc. From April 1998 to March 1999, she was Of Counsel with Irell & Manella LLP's Los Angeles, California office. From July 1994 to March 1998, Ms. Naini was a senior associate with Morgan, Lewis & Bockius LLP's Washington, D.C. office, and from December 1988 to June 1994, she was with Howrey & Simon LLP's Washington D.C. office. Ms. Naini received her B.A. degree with honors, in three years, from Wellesley College and her Juris Doctorate degree from Georgetown University Law Center.

    Leslie Kain has been Vice President of Business Development for ImageX.com since February 2000. From October 1998 to January 2000, Ms. Kain served as
Vice President of Business Development of Carleton Corporation, a customer data mart company. From October 1996 to October 1998, Ms. Kain served as Senior Director of Business Alliances at International Software Group, a data access tool company. From January 1993 to October 1996, she served as a Strategic Management Consultant for the Concord Corporation, a management consulting company. Ms. Kain received her B.A., Phi Beta Kappa, Durant Scholar (Highest Honors) from Wellesley College and her M.B.A., magna cum laude, from Boston University.

EMPLOYEES

    As of December 31, 1999, we had 280 employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of our employees are represented by a labor union, and we consider our labor relations to be good. We believe our success depends to a significant extent on our ability to attract, motivate and retain highly skilled management and employees. To this end, we focus on incentive programs such as employee stock options, competitive compensation and benefits for our employees.

ITEM 2--PROPERTIES

    We are headquartered in Bellevue, Washington, where we lease approximately 18,000 square feet, pursuant to a term lease that expires on March 31, 2002. These facilities are used for executive office space, including sales and marketing, finance and administration, and customer support. Additionally, we have signed a term lease for 44,044 square feet of office space in Kirkland, Washington, which expires on December 31, 2004. The space consists of three suites. We moved into the first of the suites in February 2000.

    Through the acquisition of Fine Arts Graphics, we have added an approximately 40,000 square-foot production facility and administrative office in Tualatin, Oregon, and an approximately 15,000 square-foot production facility and administrative office in Union, New Jersey. We have added an approximately 4,811 square-foot administrative office in San Leandro, California through our acquisition of Image Press and an approximately 9,495 square-foot administrative office in Portland, Oregon through our acquisition of PrintBid.com.

ITEM 3--LEGAL PROCEEDINGS

    We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Our common stock has been quoted on the Nasdaq National Market under the symbol "IMGX" since August 26, 1999, the date of our initial public offering. Prior to that time, there was no public market for our stock.

    The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

1999 FISCAL YEAR                                                HIGH       LOW
----------------                                              --------   --------
Third Quarter (since Aug.26, 1999)..........................   $23.00     $10.25
Fourth Quarter..............................................   $45.00     $ 7.75

    On March 17, 2000, the company had 252 shareholders of record. The last reported sale price per share on March 17, 2000, was $20.25.

    We have never paid dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate declaring or paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended December 31, 1999, we issued and sold unregistered securities as follows:

(1) On January 11, 1999, we issued 401,257 shares of Series D Preferred stock, which were convertible into 200,629 shares of common stock, to two investors, Eli Wilner and Barbara A. Brennan. The aggregate consideration received for such shares was $802,514.

(2) On April 8, 1999, we issued 8,641,666 shares of Series E Preferred Stock, which were convertible into 4,320,840 shares of common stock, to 28 investors, Internet Ventures, LLC, Nicholas Brigham Temple, Jr., Eli Wilner, Barbara A. Brennan, Eric S. Temple, Galaxy Investment Partners, Harold Kawaguchi, Ironwood Capital, LLC, Philip J. Hooper, John Durbin, Michael and Pam Towers, Nicholas B. Temple, Rich and Cindy Sonstelie, Rufus Lumry, SunAmerica Investments, Inc., Tom A. Alberg, Thomas J. Cable, Western Investments Capital LLC, Howse Family Partnership, Alta California Partners II, L.P., Alta Embarcadero Partners II, LLC, Arthur W. Harrigan, WS Investment Company 99A, Steven Scherba Jr. and Elaine P. Scherba, Scott Drum, William C. Krueger, Brian and Jami Holman and David Valle. The aggregate consideration received for such shares was $18,147,498.60 or $2.10 per share. We also issued warrants to purchase 42,768 shares of common stock at an exercise price of $4.20 per share to two investors, Eli Wilner and Barbara A. Brennan. The aggregate consideration received for such warrants was $855.35.

(3) On April 13, 1999, we issued warrants to purchase 75,000 shares of common stock at an exercise price of $4.00 per share to Nicholas J. Stanley. The aggregate consideration received for such warrants was $100.

(4) On April 15, 1999, we issued 3,263,095 shares of Series E Preferred Stock, which were convertible into 1,631,550 shares of common stock, to 12 investors, Technology Partners Fund VI, L.P., Kellett Partners LP, Clear Fir Partners, LP, Gary Sledge, Carl Stork, Nanda Nishit Mehta and Nishit Kantilal Mehta, VBW Raptor Fund, LLC, Robert L. and Leslie A. Hobart JTWROS, Hambrecht & Quist California, Hambrecht & Quist Employee Venture Fund, L.P. II, Access Technology Partners, L.P. and Access Technology Partners Brokers Fund, L.P. The aggregate consideration received for such shares was $6,852,499.50, or $2.10 per share.

(5) On April 21, 1999, we issued warrants to purchase 48,165 shares of common stock at an exercise price of $4.20 per share to SG Cowen Securities Corporation for services rendered in connection with the registrant's issuance of Series E Preferred Stock.

(6) On April 21, 1999, we issued warrants to purchase 25,000 shares of common stock at an exercise price of $6.00 per share to Kindling I, L.L.C. in connection with a consulting agreement for intellectual property consulting services.

(7) On October 1, 1999, we issued an aggregate of 16,394 shares of common stock to Glen R. and Anne S. Douglas and Stanley F. and Marina Lynne Poitras in connection with our acquisition of all of the outstanding capital stock of Image Press, Inc. The shares represented $300,000 of the $3,120,000 purchase price.

(8) On December 9, 1999 we acquired Printbid.com, Inc. pursuant to an agreement and plan of merger among ImageX.com, Printbid.com and Orcas Acquisition Corp., a wholly owned subsidiary of ImageX.com. The shareholders of Printbid.com were issued an aggregate of approximately 568,778 shares of our common stock in exchange for all of the outstanding capital stock of Printbid.com.

(9) From January 1, 1999 to August 25, 1999, the registrant granted stock options to purchase 930,880 shares of common stock, with exercise prices ranging from $0.04 to $12.00. Of those options, options for 38,825 shares have been canceled without being exercised, options for 192,410 shares have been exercised and options for 2,000,000 shares remain outstanding.

    The sales and issuances of these securities were exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act, on the basis that the transactions did not involve a public offering, or pursuant to Rule 701 under the Securities Act, on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701.

ITEM 6--SELECTED FINANCIAL DATA

    You should read the following selected financial data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes of ImageX.com. Separate historical and proforma financial statements and related notes are incorporated herein by reference to ImageX.com, Inc.'s Registration Statement on Form S-1 and all amendments thereto, filed with the Securities and Exchange Commission on January 13, 2000 (File Number 333-94639).

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                        1996       1997     1998(2)     1999(3)
                                                      --------   --------   --------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues............................................  $    79    $     97   $    968   $   11,499
Cost of sales.......................................       99         100        998        8,541
                                                      -------    --------   --------   ----------
Gross profit (loss).................................      (20)        (13)       (30)       2,958
                                                      -------    --------   --------   ----------
Operating expenses:
  Sales and marketing...............................       --       1,018      2,207        6,765
  Product development...............................      300       1,316      2,750        3,770
  General and administrative........................      146       1,285      3,549       11,002
  Amortization of unearned compensation.............       --          --        380        2,284
  Amortization of goodwill and other intangibles....       --          --         --          213
                                                      -------    --------   --------   ----------
      Total operating expenses......................      446       3,619      8,886       24,034
                                                      -------    --------   --------   ----------
Loss from operations................................     (466)     (3,632)    (8,916)     (21,076)
Other income (expense), net.........................        3          62        (48)         241
                                                      -------    --------   --------   ----------
Net profit (loss)...................................     (463)     (3,570)    (8,964)     (20,835)
Preferred stock accretion...........................       --          --       (221)         (84)
                                                      -------    --------   --------   ----------
Net profit (loss) used in calculating per share.....  $  (463)   $ (3,570)  $ (9,185)  $  (20,919)
                                                      =======    ========   ========   ==========
Basic and diluted net loss per share(1).............  $(13.60)   $ (14.14)  $ (12.25)  $    (3.07)
                                                      =======    ========   ========   ==========
Shares used in computation of basic and diluted net
  loss per share(1).................................   34,042     252,425    749,987    6,805,098
                                                      =======    ========   ========   ==========

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997     1998(2)    1999(3)
                                                              --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   186    $    967   $ 18,257
Working capital (deficit)...................................     (616)       (293)    18,053
Total assets................................................      938       2,469     35,668
Long-term obligations, net of current portion...............      300         454         --
Mandatorily redeemable convertible preferred stock..........    3,459          --         --
Accumulated deficit.........................................   (4,033)    (12,997)   (33,832)
Total shareholders' equity (deficit)........................   (3,642)    (10,887)    30,774

------------------------

(1) See Note 1 to ImageX.com Financial Statements for an explanation of the method used in computing basic and diluted net loss per share.

(2) During December 1999, ImageX.com acquired PrintBid.com. The acquisition was accounted for under the pooling-of-interest method and all consolidated financial statements of ImageX.com have been restated to include the results and balances of PrintBid.com for all periods presented.

(3) The 1999 results include the operations of Fine Art Graphics and Image Press, which ImageX.com acquired in April 1999 and September 1999 respectively. See Note 13 to ImageX.com's financial statements.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When you read this section of our Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this report. This section of this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the section entitled, "Factors Affecting ImageX.com's Operating Results." You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward looking statements.

OVERVIEW

    ImageX.com is an Internet-based business-to-business e-commerce company in the U.S. commercial printing industry. We derive substantially all our revenues from the sale of printed business materials in both the marketing/promotional and general office categories. Such products include business cards, stationary, letterhead and other general office products, as well as color marketing brochures, sell sheets and similar products.

    Our e-procurement solution includes five services:

    - Corporate Online Printing Center, a customized, secure Web site for larger corporate customers containing an online catalog of their repeat-ordered printed business materials;

    - Small Business Printing Center, a small office/home office service through which customers order personalized printed materials from a non-custom site with online templates;

    - PrintBid.com, an online bidding service in which print customers can obtain bids from numerous participating vendors based on a specific set of job criteria;

    - PaperDeals.com, an online auction service for commercial paper stock aimed at raw materials suppliers and print manufacturers; and

    - PrintPlace.com, an online vertical marketplace for the graphic arts industry.

    For orders we receive through our Corporate Online Printing Center, we charge customers for the printed products they order in accordance with customer-specific pricing arrangements negotiated with each account. Orders are fulfilled through our network of approximately 40 vendors and two company-owned facilities and shipped directly to customers under the ImageX.com brand. To date, we have derived substantially all of our revenues from our Corporate Online Printing Center and from customers we obtained through acquisitions.

    Orders placed through our Small Business Printing Center are fulfilled by a private label supplier and shipped under the ImageX.com brand. We receive a percentage of the purchase price paid by customers for each order placed through the Small Business Printing Center. As of December 31, 1999, the Small Business Printing Center had not generated significant revenues.

    For our PrintBid.com bidding service, we intend to charge a transaction fee for each print provider who bids on a job, although to date PrintBid.com has been offered free of charge in order to generate traffic and use of the service. For PaperDeals.com commercial paper auctions we charge a transaction fee to the auction originator. As of December 31, 1999, PrintBid.com and PaperDeals.com had not generated any revenues. PrintPlace.com currently does not generate any revenue; however we intend to charge a link commission or a transaction or subscription fee depending on the service plan the users of the site participate in.

    As an element of our sales and marketing strategy we enter into strategic alliances with various parties. In certain of these arrangements we have agreed to share revenue or pay transaction fees on revenue derived from the relationship, and in one case to pay a fixed monthly fee regardless of revenue generated. These relationships have not generated any material revenues to date.

    In our Corporate Online Printing Center and Small Business Printing Center and through our wholly owned subsidiaries, Image Press and Fine Arts Graphics, we recognize product revenues when the order is shipped to the customer and we have fulfilled all of our contractual obligations. We expect to recognize revenue from our PrintBid.com, PaperDeals.com and PrintPlace.com services when the service is performed and we bill the customer.

    In the commercial printing industry, prices tend to move in correlation with paper prices. We generally have been able to pass fluctuations in paper pricing through to our customers, although this cannot be assured in the future. We also offer volume discounts to customers, which we expect will continue.

    Our customers include a wide variety of businesses, from Fortune 500 companies to small office operations. A substantial portion of our revenue has been derived from customers that have come to ImageX.com by means of our acquisitions of Fine Art Graphics, a commercial printer, in April 1999 and Image Press, a print broker, in September 1999. Our goal in such acquisitions is to convert acquired customers to our online print procurement system. Although we generally expect that a majority of the historical revenue of acquired companies will migrate to our online procurement system, such conversions require significant time and effort, and we expect that customers who elect to convert to online procurement will continue to order printing from us through traditional means while they transition to e-procurement. In addition, there will be customers that continue to use traditional procurement practices.

    Currently, a substantial majority of our revenue is generated from acquired customers ordering through traditional offline means. Although we may support such traditional procurement after an acquisition, we intend to encourage our acquired customers to order online over the long-term. To the extent we complete additional acquisitions of print providers, the percentage of our revenue generated by traditional offline procurement will likely increase, offset by any customers and revenue that we convert to online procurement. Depending on the number, size and frequency of acquisitions we may complete, revenue generated through traditional means could continue to account for a significant percentage of our total revenue.

    For products sold through our Corporate Online Printing Center that are produced by our network of vendors, gross profit is calculated as the selling price of a specific product less the price our vendor charges us. For products sold through our Corporate Online Printing Center that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight), less manufacturing costs, freight costs and certain allocated overhead. For revenue generated through our Small Business Printing Center, our cost of goods sold are not material. We expect that cost of goods sold on revenue we may generate through the PrintBid.com and PaperDeals.com will be minimal.

    Our business incurs operating expenses in three broad expense categories: sales and marketing, product development and general and administrative. We expect our expenses in each of these categories to rise as our revenue grows. As is typical of early-stage technology companies, most of our historical expenditures have been in the product development and general and administrative categories, as we have focused on building the ImageX.com online printing system and an infrastructure suitable for future growth. In the future, we intend to focus on acquiring new customers, converting customers of businesses we may acquire to our online system and increasing our revenue base. As a result, we expect that sales and marketing expenses and the general and administrative expenses associated with our manufacturing operations will account for a relatively larger percentage of our operating expenses. We expect our infrastructure and development costs will decline over time as a percentage of sales.

    Our future success will depend on our ability to expand our customer base in both existing and new geographic markets, improve the lifetime gross profit we earn from our customers and lower our costs of customer acquisition. We intend to focus on these three objectives to recoup our infrastructure and technology investments and achieve profitability.

    We are pursuing an aggressive growth strategy that includes building our direct sales force, acquiring printing businesses that have strong customer relationships and e-commerce companies with complimentary technologies or services, and seeking alliance partners to co-market our services. In connection with this growth strategy, we anticipate incurring substantial additional operating expenses in the immediate future as we:

    - expand our sales force and marketing organization in both existing and new geographic markets and enter into strategic alliances;

    - promote awareness of our brand name;

    - hire additional programmers to further our product development efforts;

    - execute and integrate any additional acquisitions; and

    - expand the infrastructure needed to support the growth of our business.

    We also anticipate incurring additional general and administrative costs to the extent we are successful in growing our business. As a result of these increased expenditures and other related factors, we expect to continue to incur losses during the foreseeable future.

ACQUISITIONS

    ImageX.com commercially launched its services in 1997 and had minimal revenues in fiscal 1997 and 1998. We acquired Fine Arts Graphics, a commercial printer focused exclusively on general office printing, which includes primarily business cards, stationery and letterhead, in April 1999. Fine Arts Graphics' historical revenue for fiscal 1998 was $10.5 million. In September 1999 we acquired Image Press, a print broker, which had historical revenue for fiscal 1998 of $6.6 million. In December 1999, we acquired PrintBid.com, a provider of online auction services in the commercial print procurement and paper markets. PrintBid.com, which operates two businesses, PrintBid.com and PaperDeals.com, had an accumulated deficit of approximately $2.2 million as of September 30, 1999. We expect that the operations of PrintBid.com and PaperDeals.com will increase our losses for the foreseeable future. We incurred goodwill of approximately $1.4 million and $914,000 in the acquisitions of Fine Arts Graphics and Image Press, respectively, whereas the acquisition of PrintBid.com was accounted for as a pooling of interests. We expect that we will incur additional goodwill in the future to the extent we complete other acquisitions, which may have a negative effect on our results of operations in future periods. To the extent we acquire additional e-commerce companies or other businesses that are losing money, our operating results will likely be adversely affected.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues. Historical periods have been restated to reflect our acquisition of PrintBid.com in December 1999, which was accounted for using the pooling-of-interest method. Pro forma consolidated data giving effect to the acquisitions of Fine Arts Graphics and Image Press as if each had occurred at the beginning of the period presented is incorporated herein by reference to ImageX.com's Registration Statement or Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on January 13, 2000 (File Number 333-94639).

                     SELECTED STATEMENT OF OPERATIONS DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                              1996        1997        1998        1999
                                                            --------    --------    --------    --------
Revenues..................................................     100%         100%       100%        100%
Cost of sales.............................................     126          115        103          74
                                                              ----       ------       ----        ----
Gross margin..............................................     (26)         (15)        (3)         26
                                                              ----       ------       ----        ----
Operating expenses:
  Sales and marketing.....................................      --        1,167        228          59
  Product development.....................................     382        1,509        284          33
  General and administrative..............................     186        1,474        367          96
  Amortization of unearned compensation...................      --           --         39          20
    Amortization of goodwill and other intangibles........      --           --         --           2
                                                              ----       ------       ----        ----
      Total operating expenses............................     568        4,150        918         210
                                                              ----       ------       ----        ----
Loss from operations......................................    (594)      (4,165)      (921)       (184)
Other income (expense), net...............................       4           71         (5)          2
                                                              ----       ------       ----        ----
Net loss..................................................    (590)%     (4,094)%     (926)%      (182)%
                                                              ====       ======       ====        ====

    We have incurred significant net losses since our inception. As of December 31, 1999, we had accumulated a deficit of $33.8 million. Our limited operating history and the uncertain and emerging nature of our market make it difficult to assess our prospects or predict our future results of operations. Therefore, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

    Revenues were $968,000 and $11.5 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $10.5 million, 1,088%, over the prior year. This increase was primarily due to the acquisition of Fine Arts Graphics and Image Press customers in 1999 and to an increased number of customers using our online system, from approximately 80 customers at December 31, 1998 to approximately 200 customers at December 31, 1999. The increase in the number of customers contributes to both increased product and service revenues.

GROSS PROFIT

    Gross profits/(loss) were ($30,000) and $3.0 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $3.0 million in 1999 over the prior year. The increase in gross profit was primarily due to our expanded customer base and consequent increased sales volumes, increased product pricing to our customers, and decreased costs due to renegotiated supplier pricing with several of our key commercial print vendors.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses, and travel expenses. Sales and marketing expenses were $2.2 million and $6.8 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $4.6 million, or 208%, over the prior year. The increase in sales and marketing expenses resulted primarily from hiring new sales representatives and marketing personnel, travel expenses, and marketing expenses, including public relations, company Web site maintenance, telemarketing expenses, and printed marketing materials. We expect that sales and marketing expenses will continue to grow as we pursue an aggressive growth strategy and hire additional sales and marketing personnel.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses consist primarily of salaries and benefits for developers, product managers, and quality assurance personnel. Product development expenses were $2.8 million and $3.8 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $1.0 million or 37%, over the prior year. The increase in product development expenses was due to an increase in amortization resulting from the capitalization of certain software development costs relating to our Corporate Online Printing Center, increased salary and benefit related expenses from hiring new personnel and the inclusion of product development expenses associated with PrintBid.com. We believe that continued investment in product development is critical to attaining our goals and the dollar amount of product development expenses will increase in future periods, although they may decline as a percent of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $3.5 million and $11.0 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $7.5 million, or 210%, over the prior year. The increase in general and administrative expenses was primarily due to our hiring additional executive, finance, administrative and information technology personnel as well as outside contractors to support the growth of our business. In addition, we have had higher expenses resulting from depreciation, software maintenance expenses, and professional fees. Increases in general and administrative expenses were also a result of the inclusion of PrintBid.com's expenses. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with becoming a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional services fees.

AMORTIZATION

    The amortization of unearned compensation was $380,000 and $2.3 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $1.9 million, or 501%, over the prior year. This total unearned compensation amount represents the difference between the fair value of our common stock for accounting purposes at the date of grant and the exercise or purchase price of such securities, as applicable. The unamortized portion of this total unearned compensation amount is reflected as a reduction of shareholders' equity and will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual options, generally four years.

    The amortization of goodwill and other intangibles is $0 and $213,000 for the years ended December 31, 1998 and 1999, respectively, representing an increase of $213,000, or 100%, over the prior year. The goodwill and other intangibles arose as a result of the acquisition of Fine Arts Graphics and Image Press.

OTHER INCOME (EXPENSE), NET

    Other income and expense consist primarily of interest income and interest expense. The net other income/expense were an expense of $48,000 and income of $241,000 for the years ended December 31, 1998 and 1999, respectively, representing an increase of $289,000, over the prior year. The expense for the year ended December 31, 1998 was interest on debt outstanding. With the proceeds of our public offering in August 1999, all existing debt was paid off and the remaining proceeds were invested which resulted in a net interest income for the year ended December 31, 1999.

INCOME TAXES

    No provision for federal income taxes has been recorded to date because we incurred net operating losses from inception through December 31, 1999. As of December 31, 1999, we had approximately $31.2 million of net operating loss carryforwards for federal income tax purposes, expiring in 2011 through 2019. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, no deferred tax asset has been recorded.

NET LOSS

    The net loss was $9.0 million and $20.8 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $11.8 million, or 132%, over the prior year. The $11.8 million increase in net loss for the year ended December 31, 1999 was as a result of increased spending in all categories--sales and marketing, product development, general and administrative, and amortization; as we have completed three acquisitions and had significant growth overall during the year ended December 31, 1999.

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

    Revenues for 1998 increased 1,013% to $968,000 from $87,000 in 1997. Product revenues for 1998 increased 1,117% to $913,000 from $75,000 for 1997, while our service revenues increased 358% to $55,000 from $12,000 for 1997. The increase in revenues was due to the commercial launch of the ImageX.com system in October 1997, the addition of new customers and launching the sale of marketing promotional materials in 1998.

GROSS PROFIT

    We experienced a negative gross profit of $30,000 in 1998 compared to $13,000 in 1997. Negative gross margin for 1998 was 3% compared to 15% for 1997. The improvement was a result of higher pricing to our customers and lower vendor costs.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses for 1998 increased 117% to $2.2 million from $1.0 million for 1997. This increase resulted from a $487,000 increase in salary expense, a $229,000 increase in promotional marketing expenditures and a $171,000 increase in advertising expenditures. In addition, we did not commence commercial marketing efforts until the last quarter of 1997.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses for 1998 increased 109% to $2.8 million from$1.3 million for 1997. The increase resulted primarily from the addition of software developers to our team and our investment in equipment to maintain and upgrade our proprietary software and infrastructure systems.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for 1998 increased 176% to $3.5 million from $1.3 million for 1997. The increase resulted primarily from a $531,000 increase in salary expense, a $283,000 increase in contract labor, a $213,000 increase in professional fees and a $147,000 increase in recruiting expense.

OTHER INCOME (EXPENSE), NET

    Interest expense, net for 1998 decreased to an expense of $48,000 from income of $62,000 for 1997 as a result of establishing and using a working capital line and other bank credit facilities.

NET LOSS

    Net loss increased substantially to $9.0 million for the year ended December 31, 1998 from $3.6 million for the year ended December 31, 1997 as a result of increased sales and marketing, product development and general and administrative expenses. These increased expenses resulted from the commercial launch of the ImageX.com system in October 1997. Net loss also increased as a result of the inclusion of PrintBid.com's operating expenses in 1998. As a percentage of sales, net loss decreased to 926% for the year ended December 31, 1998 from 4,103% for the year ended December 31, 1997. The decrease in net loss as a percentage of sales was primarily due to an $881,000 increase in our revenue base.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt. As of December 31, 1999, we had raised approximately
$36.7 million, net of offering costs, from private placements of preferred stock and approximately $4.1 million from borrowings under convertible notes and bank credit facilities. As of December 31, 1999, these borrowings under convertible notes and bank credit facilities were fully paid off. In August 1999, we completed our initial public offering and issued 3,450,000 shares of common stock at an initial public offering price of $7.00 per share. We received approximately $21.0 million in cash proceeds, net of underwriting discounts, commissions and other offering costs.

    As of December 31, 1999, we had cash and cash equivalents of $18.3 million, representing an increase of $17.3 million from cash and cash equivalents held as of December 31, 1998. Our working capital at December 31, 1999 was
$18.1 million, compared to a working capital deficit of ($293,000) at December 31, 1998.

    Net cash used in operating activities was $17.3 million and $7.4 million for the years ended December 31, 1999 and 1998, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and increases in accounts receivable, inventories and prepaid expenses were partially offset by increases in current liabilities, including trade payables.

    Net cash used in investing activities was $11.6 million and $895,000 for the years ended December 31, 1999 and 1998, respectively, and consisted of capital expenditures, including equipment and the acquisitions of Fine Arts Graphics and Image Press.

    Net cash provided by financing activities was $46.1 million for the year ended December 31, 1999 and consisted primarily of $21.3 million in net proceeds from the issuance of common stock and $24.7 million in net proceeds from the issuance of convertible preferred stock.

    Net cash provided by financing activities was $9.1 million for the year ended December 31, 1998 primarily from the issuance of convertible preferred stock and borrowings pursuant to convertible notes and bank credit facilities.

    We anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of any new acquired businesses. We expect to substantially increase our operating expenses, which will consume a material amount of our cash resources; however, we believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We expect that we will need to raise additional capital in the future to fund our operations and to pursue our growth strategy. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing shareholders.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use, including a requirement to capitalize specified costs and amortize such costs. We adopted this statement effective January 1, 1999. As of December 31, 1999, we had capitalized computer software costs of $1,078,000 and had recorded the related amortization expense of $758,000 for the year ended December 31, 1999.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

AMORTIZATION OF UNEARNED COMPENSATION, GOODWILL AND OTHER INTANGIBLES

    Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the difference between the fair value of our common stock at the date of grant and the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options. The amortization of goodwill and other intangible assets is a result of the acquisitions of Fine Arts Graphics and Image Press. The amortization of goodwill is over a 10-year period and the amortization periods of other intangible assets range from 3 to 8 years.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, the date code field needed to be expanded to 4 digits. As a result, many companies' software and computer systems were upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 compliant could have resulted in system failures or miscalculations resulting in disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. To date, we have not suffered any disruptions in our computer systems or software when the expanded date code field was first used on January 1, 2000. In addition, to date, we have not been made aware that any third-party systems we rely on, the manufacturing systems of our vendors or the systems our customers use to order our services have suffered disruptions in their systems.

IMPACT OF INFLATION

    Although the company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on the company's results of operations. In the future, increases in costs and expenses, particularly raw materials and labor costs may have a significant impact on the company's operating results to the extent that such cost increases cannot be passed along to the customers.

SUBSEQUENT EVENTS

    On February 11, 2000, we completed a public offering of our common stock pursuant to a registration statement on Form S-1, file number 333-94639. The managing underwriters of the offering were Chase Securities, Inc., Banc of America Securities, LLC, Prudential Securities Incorporated and SG Cowen Securities Corporation. The offering consisted of 4,695,595 shares of our common stock, including 695,595 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. The aggregate price of the shares offered and sold was $107,998,685. After accounting for approximately $5.6 million in underwriting discounts and commissions and $729,790 in other expenses, we received proceeds of approximately $101.6 million.

    The principal purposes of this offering were to obtain additional capital and to enhance our ability to acquire other businesses, products or technologies. We intend to use the proceeds for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions.

    The amounts that we actually require for working capital will vary significantly depending on a number of factors, including future revenue growth, if any, the amount of cash we generate from operations and the timing and terms of any acquisitions we may complete. As a result, we will retain broad discretion in allocating the net proceeds of this offering. Pending the uses described above, we will invest the net proceeds in short-term, interest-bearing, investment-grade securities.

FACTORS AFFECTING IMAGEX.COM'S OPERATING RESULTS

    You should carefully consider the risks described below and the other information in this report. While we have attempted to identify all risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this report, including the consolidated financial statements and related notes.

    WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS OF NEW ENTERPRISES. We began operations in 1996 and commercially introduced our Internet-enabled printing services in October 1997. We have had limited revenues to date, and our customers have been doing business with us for only a short time. Our limited operating history and the uncertain and emerging nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. Therefore, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. Our prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the new and rapidly evolving markets for Internet products and services. To be successful, we must, among other things:

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

    - enhance our product and service offerings

    - develop and upgrade our internal control systems; and--identify, attract, retain and motivate qualified personnel.

    WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES WILL CONTINUE. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our costs and improve our gross margins. As of December 31, 1999, we had an accumulated deficit of $33.8 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We expect to continue to incur operating losses for the foreseeable future. Moreover, we currently expect to increase our operating expenses significantly in connection with:

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

    OUR QUARTERLY RESULTS ARE DIFFICULT TO PREDICT AND ARE LIKELY TO FLUCTUATE, WHICH MAY HAVE AN IMPACT ON OUR STOCK PRICE. Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. We compete in the general commercial printing sector, which is characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, we cannot predict the number, size and profitability of printing jobs in a given period. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

    - our ability to obtain new customers and upgrade acquired customers to the ImageX.com online system;

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

    Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict. Moreover, because of our short operating history and our acquisitions of Fine Arts Graphics in April 1999, Image Press in September 1999 and PrintBid.com in December 1999, period-to-period comparisons of our operating results are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

    OBTAIN NEW CUSTOMERS, WE MUST OVERCOME LONG STANDING CUSTOMER RELATIONSHIPS AND LONG SALES CYCLES. Many of the potential customers that we pursue through our direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our system, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX.com online system. The period between initial contact and the purchase of our products through our online system is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year.

    A substantial majority of our revenue is derived from customers that we have obtained through acquisitions of print providers. A substantial majority of such revenue is currently generated through traditional offline orders rather than through our online procurement system. To the extent we complete additional acquisitions of print providers, the percentage of our revenue generated by traditional offline procurement will likely increase, offset by any customers and revenue that we convert to our online procurement system. In order for our business to be successful, we must increase the percentage of our revenue from online ordering while increasing our revenue in absolute terms. There can be no assurance that we will be able to convert acquired customers fast enough to accomplish this.

    WE MAY NOT BE ABLE TO GROW SUCCESSFULLY THROUGH ACQUISITIONS. To expand our business and our customer base, we intend to pursue acquisitions of other commercial printers and print brokers as well as companies with complementary technologies or who offer complementary products or services to businesses through the Internet.

    To date, we have acquired Fine Arts Graphics, a commercial printer, in April 1999, Image Press, a commercial print broker, in September 1999, and PrintBid.com, an Internet-based provider of commercial printing services, in December 1999. We may not be able to successfully negotiate definitive agreements with, or to successfully complete and integrate any acquisitions of, any future acquisition candidates.

    To the extent we complete acquisitions using cash rather than stock, we may need to raise additional capital in order to continue operations after we expend our existing capital resources. We cannot assure you that our strategy of achieving customer and revenue growth through acquisitions of businesses will be successful. To be successful we must be able to:

    - identify printing businesses with strong customers and sound economics and operations and companies with complementary technologies or product and service offerings;

    - effectively compete with numerous other potential acquirers, particularly a number of large companies that are aggressively seeking to consolidate segments of the printing industry, and other e-commerce companies seeking such technologies or service offerings;

    - succeed in converting key acquired customers to the ImageX.com system, to increase their purchases of print products and services and to minimize customer attrition;

    - motivate, train and retain the sales forces and other key personnel of acquired businesses;

    - maintain or improve the profit margins and cash flow of acquired businesses;

    - integrate the operations, procedures and technologies of acquired businesses with our own systems and infrastructure;

    - minimize disruptions to our operations and distractions to our management;

    - maintain consistent product standards and policies and adequate internal controls;

    - successfully dispose of or find alternative uses for excess facilities and manufacturing capacity; and

    - maximize the usefulness of acquired technologies in our business.

    We cannot predict whether pursuing acquisitions will allow us to grow rapidly enough to recover the large investments we have made, and must continue to make, in our technology and systems. Our business model depends on rapid growth of revenues to achieve profitability. The integration of acquired businesses is often difficult, time-consuming and expensive. If acquiring businesses proves too costly or time-consuming, or if we are unable to successfully retain the customers or personnel of acquired businesses, our growth rate may not be sufficient to achieve profitability in the foreseeable future, if ever. In addition, the amortization of goodwill and other intangible assets, or other charges resulting from the cost of business acquisitions, could adversely affect our operating results.

    THERE ARE RISKS ASSOCIATED WITH OUR NEW BUSINESSES. In December 1999, we acquired PrintBid.com, an online bidding service for individual print jobs, and its affiliate PaperDeals.com, an online auction site for commercial paper stock. The success of PrintBid.com and PaperDeals.com will depend in large part on our ability to build a critical mass of print and paper buyers and suppliers. To attract and maintain print suppliers, we must build a critical mass of print buyers. However, print buyers must perceive value in our procurement solution and this, in part, depends on the breadth of our print supplier base. If we are unable to increase the number of print suppliers and draw more print buyers to the PrintBid.com and PaperDeals.com sites, we will not be able to benefit from any network effect, where the value to each participant in those marketplaces increases with the addition of each new participant. As a result, the value of those sites and the success of our business could be harmed. Our failure to create and maintain this network effect would negatively affect our business, revenues, financial condition and results of operations.

    PrintBid.com is currently operating free-of-charge to print buyers and printers. With the introduction of its enhanced version, PrintBid.com has advised printers participating in the system that a transaction fee will be charged for bids submitted and contracts won. Once we start charging a transaction fee for PrintBid.com's services, it is possible that the number of printers participating in the system will decrease or will not increase to the extent necessary to build the critical mass of print buyers necessary for our PrintBid.com business to succeed.

    WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR SALES AND CUSTOMER SUPPORT INFRASTRUCTURE, WHICH COULD LIMIT OUR GROWTH. To date, we have sold our products primarily through our direct sales force and have supported our customers with our customer support personnel. Our ability to expand our business will depend in part on recruiting and training additional direct sales and customer support personnel, including additional personnel in new geographic markets into which we might expand. Competition for qualified personnel in these areas is intense. Although we are an Internet-based business-to-business intermediary, face-to-face contact is a key component of our sales process. As a result, geographic expansion of our sales force is important to our ability to acquire new customers. We may not be able to successfully expand our direct sales force, which would limit our ability to expand our customer base. We may be unable to hire highly trained customer support personnel, which would make it difficult for us to meet customer demands. In addition, we plan to rely on our sales and marketing and customer support personnel to retain the customers of printers and print brokers that we may acquire in the future and convert these customers to our online printing system. As a result, any difficulties we may have in expanding our sales and marketing or customer support organizations will have a negative impact on our ability to successfully capitalize on any acquisitions we may complete.

    WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH CAN CAUSE DILUTION. We expect that we will need to raise additional capital in the future, in order to fund our operations and pursue our growth strategy. We believe our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next
12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we complete, our rate of revenue growth, our operating losses, the cost o obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. As a result, we cannot predict with certainty the timing or amount of our future capital needs. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy.

    Any future funding may dilute the ownership of our shareholders. Shareholders could experience additional dilution if we issue shares of our stock to pay for acquisitions of other businesses or assets. In addition, our board of directors has broad discretion to determine the rights and preferences of securities issued to investors or shareholders of acquired businesses in the future. If we issue securities with senior or superior rights and powers, existing shareholders may be adversely affected.

    FAILURE TO ADDRESS STRAIN ON OUR RESOURCES CAUSED BY RAPID GROWTH COULD MAKE IT DIFFICULT TO MANAGE OUR BUSINESS. Our business has grown rapidly in the last year and must continue to do so for us to become profitable. Our recent rapid growth has placed and, if sustained, will continue to place, a significant strain on our management and operations. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer service and internal control systems, and to effectively expand, train and manage our employee base.

    We are in the process of implementing new financial and reporting enterprise application systems on a company-wide basis to support our anticipated growth and integrate the operations of acquired businesses with those of ImageX.com. We cannot be sure that these systems will be adequate for our immediate needs. In addition, we may encounter problems, delays or additional costs in implementing these systems. We cannot be certain that we will be able to manage any future expansion. If we fail to effectively plan and manage future growth in our business, we could face a loss of business and customers, and a deterioration of our financial outlook.

    WE MAY NOT BE ABLE TO ESTABLISH OUR BRAND NAME, WHICH COULD LIMIT OUR ABILITY TO COMPETE EFFECTIVELY. We have not yet developed a strong brand name on a national basis. We believe that establishing and maintaining a strong brand name is a critical aspect of attracting and expanding our customer base in existing and new markets. Strong branding is also critical to maintaining and building on the competitive advantage of being the first company to provide businesses with an integrated, Internet-based marketplace for printing solutions. The importance of brand name recognition will increase with competition. We will need to devote substantial financial and management resources to promoting and enhancing our brand, particularly as we expand into new geographic markets through direct sales, acquisitions and/or strategic alliances. There is a risk that the costs associated with our brand promotion strategy may exceed the benefits we may receive from those efforts. If we select the wrong channels to promote the ImageX.com brand, fail to develop and target an effective customer message or otherwise fail to successfully promote and maintain our brand name, we will not be able to realize the benefits of strong brand recognition. Any failure to develop a strong brand will prevent us from exploiting our first-mover advantage in our market and will leave us more susceptible to competition from other Internet-based printing service providers.

    INCREASES IN PAPER PRICES AND SHORTAGES IN PAPER SUPPLY COULD ADVERSELY AFFECT OUR GROSS MARGINS AND OPERATING RESULTS. The cost of paper is a principal factor in the pricing we receive from our network of commercial printing vendors and our own pricing through our two production facilities. We are generally able to pass increases in the cost of paper on to customers, while decreases in paper costs generally result in lower prices to customers. In the last three years, paper prices have fluctuated dramatically. If we are unable to pass future paper cost increases on to our customers, or if our customers reduce their order volume, our profit margins and cash flows could be adversely affected.

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

    WE MAY BE EXPOSED TO ENVIRONMENTAL LIABILITIES AND MAY FACE INCREASED COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS. The printing business generates substantial quantities of inks, solvents and other waste products requiring disposal. The printing facilities that we operate are subject to federal and state environmental laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. We believe our facilities are in substantial compliance with these laws and regulations at this time. However, changes to these laws and regulations could increase the cost of our doing business or otherwise have a material adverse effect on our business, financial condition and operating results. In addition, although we maintain commercial property insurance at all our facilities, this insurance may not be adequate to cover any claims against us for environmental liabilities.

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

    IF BUSINESSES DO NOT ACCEPT THE INTERNET AS A MEANS OF PROCURING PRINTED BUSINESS MATERIALS, OUR BUSINESS WILL FAIL. For us to succeed, the Internet must continue to be adopted as an important means of buying and selling products and services. In particular, Internet electronic commerce must evolve beyond its current role as a consumer retail channel and become a leading business-to-business purchasing tool. Because online procurement of business products and services is still in its nascent stage, it is difficult to estimate the size of this market and its growth rate, if any. To date, many businesses have been deterred from using the Internet for procurement for a number of reasons, including:

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

    We have expended, and will continue to expend, significant resources educating potential customers about our services, capabilities and benefits. We may not be successful in achieving market acceptance of the ImageX.com system or in achieving significant market share before competitors offer products, applications or services with features similar or superior to our current or proposed offerings.

    IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST TRADITIONAL PRINTING COMPANIES OR OTHER BUSINESSES OFFERING INTERNET-BASED PRINTING SERVICES, OUR BUSINESS WILL FAIL. The market for printed business materials is intensely competitive. We compete primarily with local and regional printers, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 30,000 local and regional commercial printers operating nationwide in 1998. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

    Traditional commercial printers often have long-standing relationships with customers. We face substantial challenges in convincing businesses to consider alternatives to their traditional printers. In addition, printers typically have extensive local sales forces that regularly canvass and solicit businesses in he areas they serve. Commercial printers compete primarily on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must compete effectively in each of these areas.

    We also face substantial competition from printing services brokers--companies that contract with businesses to select and procure printing services from a variety of printers. Brokers are able to offer customers a relatively wide variety of products and services, and are often able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long-standing customer relationships and extensive local direct sales forces.

    We also face direct competition from other companies that market integrated Internet-based business printing services similar to ours. Potential developers of competing electronic commerce services may include:

    - consumer printing services providers, including Internet-based providers;

    - office services providers;

    - equipment manufacturers; and

    - financial printers and publishers.

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

    WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS, ANY OF WHICH COULD REDUCE THEIR PURCHASES AT ANY TIME. A small number of our customers account for a substantial percentage of our revenues. We have not entered into long-term agreements with any of our customers. Any of our significant customers could stop purchasing printing services from us, or significantly reduce their purchases, at any time. Our largest customer, CB Richard Ellis, accounted for 13% of our revenues for the year ended
December 31, 1999. In addition, our combined top 10 customers accounted for 45% of our revenues for the year ended December 31, 1999.

    IF WE CANNOT CONTINUOUSLY ENHANCE OUR TECHNOLOGY AND SERVICES IN RESPONSE TO RAPID CHANGES IN CUSTOMER NEEDS, COMPETITIVE OFFERINGS, INDUSTRY STANDARDS AND TECHNOLOGY, OUR BUSINESS WILL FAIL. Our future success will depend on our ability to maintain and develop competitive technologies, to continue to enhance our current services, and to develop and introduce new services in a timely and cost-effective manner. W must be able to continuously adapt to changing conditions, including evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. Both the business printing services market and the general Internet commerce sector are subject to rapidly changing technology and standards, changes in customer requirements and frequent new product introductions and enhancements. We may be unable to develop and market, on a timely basis, if at all, service enhancements or new services that respond to changing market conditions or that will be accepted by buyers of printed business materials. Any failure by us to anticipate or respond quickly to changing market conditions, or any significant delays in service development or introduction, could cause customers to delay or decide against purchasing our services.

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

    In addition, significant components of the technologies employed in our software and systems, including our Corporate Online Printing Center, are licensed from third parties. We may be required to license additional software and technologies from others as we expand and enhance our services. We cannot ensure that the third-party technologies we need will be made available to us on reasonable terms, if at all. We also cannot predict whether the technologies we license from others will prove to have defects and errors that could disrupt our business. Third-party technologies could also be subject to claims of infringement of proprietary rights of others, which could force us to discontinue using these technologies and force an interruption or reduction in the scope of our services until alternative technologies are identified and implemented.

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

    We are in the process of moving our information and communications systems to an offsite location. If we fail to manage this move effectively, it could interrupt service to our customers, which could tarnish our reputation and decrease usage of our services.

    POTENTIAL IMPOSITION OF GOVERNMENTAL REGULATION ON ELECTRONIC COMMERCE AND LEGAL UNCERTAINTIES COULD LIMIT OUR GROWTH. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and operating results. Few laws or regulations currently directly apply to access to commerce on the Internet. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, taxation, pricing, quality of products and services, and intellectual property ownership. How existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation is uncertain. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose such taxes on sales to consumers and businesses in their jurisdictions. The Internet Tax Freedom

Act of1998 prevents imposition of such taxes through October 2001. If the federal moratorium on state and local taxes on Internet sales is not renewed, or if it is terminated before its expiration, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet-based commerce, including sales of our products and services.

    POSSIBLE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS. Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of our intellectual property rights, as well as those of other companies in the Internet industry, is unknown. We currently have no issued patents. We have 52 U.S. patent applications pending, but we cannot be certain that any patent will ultimately be issued. We have registered the trademark "ImageX" in the United States and the European Union and have applied for the same mark in Canada and other foreign countries. We have also registered the trademarks "Your online printing resource" and "We didn't invent printing. We reinvented it." We have additional trademark applications pending.

    We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology.

    FAILURE TO MAINTAIN AND EXPAND OUR VENDOR NETWORK ACROSS A BROAD GEOGRAPHIC TERRITORY MAY HINDER FULFILLMENT OF ORDERS. We rely to a large extent on independent vendors to fulfill orders placed through our Corporate Online Printing Center. Our future success will depend in part on our ability to maintain and expand our vendor network at levels commensurate with our order volume. If we are unable to maintain a vendor network of sufficient capacity, our ability to fulfill orders in a timely and cost-effective manner may be hindered, which could result in decreased adoption and use of our print procurement solutions and revenues.

    A large number of our current print vendors are located in Washington state. This geographic concentration may make it more difficult for us to deliver customer orders in a timely and cost-effective manner. A disruption of transportation systems (air or ground) may create difficulty in fulfilling our orders in a timely manner or increase our costs in meeting delivery commitments. Any disruption in our ability to timely deliver orders to customers could materially undermine our customer relationships and our business. Because a large percentage of our vendors are located in Washington state, we may incur increased shipping charges associated with delivery of print orders to customers in a given time frame. To the extent that we are not able to pass such charges on to customers, our gross margins and operating results could be adversely affected.

    Our arrangements with vendors are not long-term and may be cancelled by either party on relatively short notice, so we have no contractual assurance that these vendors will fulfill orders in a timely way, or that they will not decide to cease doing business with us. Although we believe that alternative vendors are readily available to replace any vendor who terminates its relationship with us, or that is not performing up to our standards, adding new vendors requires time and effort. If we were to encounter excessive vendor turnover, it could undermine our business by diverting personnel and other resources to increased vendor management needs.

    OUR STOCK PRICE MAY BE VOLATILE. We cannot predict the market price of our common stock. The market price for our shares of common stock is likely to be very volatile due to a number of factors, including

    - actual or anticipated variations in quarterly operating results;

    - the gain or loss of significant customers;

    - the timing of any acquisitions we may complete;

    - changes in revenue and earning estimates by analysts;

    - announcements of technological innovations or new products by us or our competitors;

    - general conditions in the Internet commerce and printing industries; and

    - other events or factors that negatively affect the stock market.

    In addition, the stock market in general has experienced extreme price and volume fluctuations that have been unrelated to the operating performance of particular companies. This is particularly characteristic of many companies in the technology and emerging growth sectors. These broad market fluctuations could materially adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class-action litigation. If we were the subject of securities class-action litigation, it could be costly and divert our management's attention and resources.

    OUR ARTICLES OF INCORPORATION AND BYLAWS AND WASHINGTON LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third party to obtain control of ImageX.com, even if doing so might be beneficial to our shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

    The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

    All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 1999.

ITEM 8--FINANCIAL STATEMENTS

    Financial statements of ImageX.com, Inc. are as follows

                                                                PAGE
                                                              --------
Report of PricewaterhouseCoopers LLP, independent
  accountants...............................................    F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................    F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

    The separate historical financial statements and Related Notes of Fine Arts Graphics, Image Press and PrintBid.com and the unaudited pro forma statement of operations data for the year ended December 31, 1999 giving effect to the acquisitions of Fine Arts Graphics and Image Press as if those acquisitions had occurred at the beginning of the period are incorporated herein by reference to ImageX.com, Inc.'s Form S-1 Registration Statement and all amendments thereto, filed with the Securities and Exchange Commission on January 13, 2000 (File Number 333-94639).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
ImageX.com, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ImageX.com, Inc. and subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As described in Note 1, the loss per share amounts for 1997 and 1998 have been revised.

                                          PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 1, 2000, except for paragraph 2

of Note 14, as to which the date is March 14, 2000

                                IMAGEX.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   967        $18,257
  Accounts receivable (net of allowance for doubtful
    accounts of $15 and $126 at December 31, 1998 and 1999,
    respectively)...........................................        234          3,427
  Inventories...............................................                       653
  Prepaid expenses..........................................         58            610
                                                                -------        -------
    Total current assets....................................      1,259         22,947
Restricted cash.............................................         25          1,625
Property and equipment, net.................................      1,140          6,613
Goodwill (net of accumulated amortization of $145)..........                     2,132
Other assets (net of accumulated amortization of $68 at
  December 31, 1999)........................................         45          2,351
                                                                -------        -------
    Total assets............................................    $ 2,469        $35,668
                                                                =======        =======

             LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                           AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of notes payable..........................    $   453        $
  Line of credit payable....................................         96
  Accounts payable..........................................        762          3,500
  Accrued liabilities.......................................        241          1,394
                                                                -------        -------
    Total current liabilities...............................      1,552          4,894
Notes payable, net of current portion.......................        454
                                                                -------        -------
    Total liabilities.......................................      2,006          4,894
                                                                -------        -------
Commitments
Series B mandatorily redeemable convertible preferred stock,
  $0.01 par value; 3,500,000 shares authorized, issued and
  outstanding at December 31, 1998; aggregate liquidation
  preference of $3,500......................................      3,459
Series C mandatorily redeemable convertible preferred stock,
  $0.01 par value; 4,040,000 shares authorized, 4,000,000
  issued and outstanding at December 31, 1998; aggregate
  liquidation preference of $6,000..........................      5,109
Series D mandatorily redeemable convertible preferred stock,
  $0.01 par value; 1,925,000 shares authorized, 1,385,493
  issued and outstanding at December 31, 1998, respectively;
  aggregate liquidation preference of $2,771................      2,635
Value ascribed to mandatorily redeemable convertible
  preferred stock warrants..................................        147
                                                                -------
    Total mandatorily redeemable convertible preferred
     stock..................................................     11,350
                                                                -------
Shareholders' equity (deficit):
  Preferred stock, 30,000,000 shares authorized:
    Series A convertible preferred stock, $0.01 par value;
     1,500,000 shares authorized, issued and outstanding at
     December 31, 1998; aggregate liquidation preference of
     $1,500.................................................         15
  Common stock, $0.01 par value; 70,000,000 shares
    authorized; 2,081,974 and 17,381,639 shares issued and
    outstanding at December 31, 1998 and 1999,
    respectively............................................         21            174
  Additional paid-in capital................................      4,263         67,118
  Unearned compensation.....................................     (1,961)        (2,518)
  Notes receivable from shareholders (including $20 from a
    director)...............................................       (228)          (168)
  Accumulated deficit.......................................    (12,997)       (33,832)
                                                                -------        -------
    Total shareholders' equity (deficit)....................    (10,887)        30,774
                                                                -------        -------
Total liabilities, mandatorily redeemable convertible
  preferred stock and shareholders' equity (deficit)........    $ 2,469        $35,668
                                                                =======        =======

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $    87    $   968    $ 11,499
Cost of sales...............................................      100        998       8,541
                                                              -------    -------    --------
      Gross profit (loss)...................................      (13)       (30)      2,958
                                                              -------    -------    --------
Operating expenses:
  General and administrative................................    1,285      3,549      11,002
  Sales and marketing.......................................    1,018      2,207       6,765
  Product development.......................................    1,316      2,750       3,770
  Amortization of unearned compensation, goodwill and other
    intangibles.............................................                 380       2,497
                                                              -------    -------    --------
        Total operating expenses............................    3,619      8,886      24,034
                                                              -------    -------    --------
        Loss from operations................................   (3,632)    (8,916)    (21,076)
Other income:
  Interest income (expense), net............................       62        (48)        241
                                                              -------    -------    --------
        Net loss............................................  $(3,570)   $(8,964)   $(20,835)
                                                              =======    =======    ========
Basic and diluted net loss per share--revised. See Note 1...  $(14.14)   $(12.25)   $  (3.07)
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           PREFERRED                                                                NOTES
                                           SERIES A              COMMON STOCK        ADDITIONAL                   RECEIVABLE
                                     ---------------------   ---------------------    PAID-IN       UNEARNED         FROM
                                       SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL     COMPENSATION   SHAREHOLDERS
                                     ----------   --------   ----------   --------   ----------   ------------   ------------
Balances, December 31, 1996........   1,500,000     $ 15      1,050,000     $ 11      $   363
Issuance of common stock for notes
  receivable.......................                             150,000        1           29                       $ (30)
Collection of notes receivable.....                                                                                     2
Net loss...........................
                                     ----------     ----     ----------     ----      -------       -------         -----
Balances, December 31, 1997........   1,500,000       15      1,200,000       12          392                         (28)
Value ascribed to common stock
  warrants issued in conjunction
  with sale of Series C Preferred
  Stock............................                                                     1,038
Issuance of common stock for notes
  receivable.......................                             500,000        5          195                        (200)
Repurchase of common stock.........                            (100,000)      (1)          (1)
Issuance of stock options to
  consultants......................                                                       169
Issuance of common stock upon
  exercise of stock options........                               8,520                     2
Issuance of common stock to
  Printbid shareholders............                             473,454        5          319       $    (6)
Issuance of common stock warrants
  related to Series A convertible
  debt.............................                                                        35            --
Unearned compensation..............                                                     2,335        (2,335)
Amortization of unearned
  compensation.....................                                                                     380
Accretion of mandatorily redeemable
  convertible preferred stock......                                                      (221)
Net loss...........................
                                     ----------     ----     ----------     ----      -------       -------         -----
Balances, December 31, 1998........   1,500,000       15      2,081,974       21        4,263        (1,961)         (228)
Redemption of common stock.........                             (42,000)      (1)          (7)                          8
Purchase of treasury stock.........                             (38,212)      (1)          (1)
Issuance of stock options to
  consultants......................                                                       155
Issuance of common stock upon
  exercise of stock options........                             164,775        2           62                         (15)
Issuance of common stock for Fine
  Arts.............................                              93,750        1          374
Warrants issued in conjunction with
  Series E bridge financing........                                                       115
Warrants issued in conjunction with
  issuance of Series E preferred
  stock............................                                                       130
Issuance of common stock warrants
  in exchange for consulting
  services.........................                                                        33
Issuance of common stock warrants
  related to Series A convertible
  debt.............................                                                       517
Unearned compensation related to
  issuance of options to
  consultant.......................                                                       339
Accretion of mandatorily redeemable
  preferred stock..................                                                       (84)
Net proceeds from initial public
  offering (net of offering costs
  of...............................                           3,450,000       35       20,996
Collection of notes receivable.....                                                                                    67
Issuance of common stock for Image
  Press............................                              16,394        1          299
Transfer value ascribed to
  preferred stock warrants.........                                                       147
Conversion of preferred stock to
  common stock upon initial public
  offering.........................  (1,500,000)     (15)    11,351,132      113       35,799
Issuance of common stock upon
  exercise of warrants.............                             170,290        2          217
Unearned compensation..............                                                     2,841        (2,841)
Amortization of unearned
  compensation.....................                                                                   2,284
Issuance of common stock to
  PrintBid shareholders............                             133,536        1        1,070
Compensation related to common
  stock, subject to repurchase,
  issued to advisors...............                                                       295
Write-off of unamortized discount
  on convertible debt..............                                                      (442)
Net loss...........................
                                     ----------     ----     ----------     ----      -------       -------         -----
Balances, December 31, 1999........          --     $ --     17,381,639     $174      $67,118       $(2,518)        $(168)
                                     ==========     ====     ==========     ====      =======       =======         =====


                                     ACCUMULATED
                                       DEFICIT      TOTAL
                                     -----------   --------
Balances, December 31, 1996........   $   (463)    $    (74)
Issuance of common stock for notes
  receivable.......................
Collection of notes receivable.....                       2
Net loss...........................     (3,570)      (3,570)
                                      --------     --------
Balances, December 31, 1997........     (4,033)      (3,642)
Value ascribed to common stock
  warrants issued in conjunction
  with sale of Series C Preferred
  Stock............................                   1,038
Issuance of common stock for notes
  receivable.......................
Repurchase of common stock.........                      (2)
Issuance of stock options to
  consultants......................                     169
Issuance of common stock upon
  exercise of stock options........                       2
Issuance of common stock to
  Printbid shareholders............                     318
Issuance of common stock warrants
  related to Series A convertible
  debt.............................                      35
Unearned compensation..............
Amortization of unearned
  compensation.....................                     380
Accretion of mandatorily redeemable
  convertible preferred stock......                    (221)
Net loss...........................     (8,964)      (8,964)
                                      --------     --------
Balances, December 31, 1998........    (12,997)     (10,887)
Redemption of common stock.........
Purchase of treasury stock.........                      (2)
Issuance of stock options to
  consultants......................                     155
Issuance of common stock upon
  exercise of stock options........                      49
Issuance of common stock for Fine
  Arts.............................                     375
Warrants issued in conjunction with
  Series E bridge financing........                     115
Warrants issued in conjunction with
  issuance of Series E preferred
  stock............................                     130
Issuance of common stock warrants
  in exchange for consulting
  services.........................                      33
Issuance of common stock warrants
  related to Series A convertible
  debt.............................                     517
Unearned compensation related to
  issuance of options to
  consultant.......................                     339
Accretion of mandatorily redeemable
  preferred stock..................                     (84)
Net proceeds from initial public
  offering (net of offering costs
  of...............................                  21,031
Collection of notes receivable.....                      67
Issuance of common stock for Image
  Press............................                     300
Transfer value ascribed to
  preferred stock warrants.........                     147
Conversion of preferred stock to
  common stock upon initial public
  offering.........................                  35,897
Issuance of common stock upon
  exercise of warrants.............                     219
Unearned compensation..............
Amortization of unearned
  compensation.....................                   2,284
Issuance of common stock to
  PrintBid shareholders............                   1,071
Compensation related to common
  stock, subject to repurchase,
  issued to advisors...............                     295
Write-off of unamortized discount
  on convertible debt..............                    (442)
Net loss...........................    (20,835)     (20,835)
                                      --------     --------
Balances, December 31, 1999........   $(33,832)    $ 30,774
                                      ========     ========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------   --------------   --------
Cash flows from operating activities:
  Net loss..................................................  $(3,570)      $(8,964)      $(20,835)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      121           423          1,947
    Amortization of unearned compensation...................                    380          2,284
    Interest expense for warrants issued in connection with
      bridge financing......................................                     30            115
    Issuance of stock options to consultant.................                    169            155
    Amortization of discount on convertible debentures......                      2
    Write-off of unamortized discount on convertible debt...                                  (442)
    Non-cash compensation expense related to consultants....                     61          1,151
    Services exchanged for common stock warrants............                                    33
    Services exchanged for common stock.....................                    252
    Provision for doubtful accounts.........................                     15            111
  Changes in operating assets and liabilities, net of
    effects of purchase of Fine Arts and Image Press:
    Accounts receivable.....................................      (19)         (231)        (2,340)
    Inventories.............................................                                  (624)
    Prepaid expenses........................................                    (33)          (528)
    Other assets............................................      (39)           (6)          (558)
    Accounts payable and accrued liabilities................      459           480          2,226
                                                              -------       -------       --------
    Net cash used in operating activities...................   (3,048)       (7,422)       (17,305)
                                                              -------       -------       --------
  Cash flows from investing activities:
    Purchases of property and equipment.....................     (797)         (870)        (2,476)
    Deposits of restricted cash.............................                    (25)        (1,600)
    Purchase of Fine Arts including acquisition costs of
      $185..................................................                                (4,542)
    Purchase of Image Press including acquisition costs of
      $136..................................................                                (2,956)
    Purchases of investments of available for sale
      securities............................................     (975)
    Proceeds from sale of investments of available for sale
      securities............................................      975
                                                              -------       -------       --------
    Net cash used in investing activities...................     (797)         (895)       (11,574)
                                                              -------       -------       --------
  Cash flows from financing activities:
    Proceeds from issuance of notes payable.................      600           601          2,932
    Principal payments on notes payable.....................      (24)         (285)        (2,071)
    Proceeds from borrowings on line of credit..............                     96
    Repayment on line of credit.............................                                  (796)
    Proceeds from issuance of Series C Preferred stock (net
      of offering costs of $89).............................                  5,935
    Proceeds from issuance of Series D Preferred stock (net
      of offering costs of $29 and $8 for the years ended
      December 31, 1998 and 1999, respectively).............                  2,743            795
    Proceeds from issuance of Series E Preferred stock (net
      of offering costs of $1,055)..........................                                23,945
    Repurchase of common stock..............................                     (2)            (2)
    Proceeds from issuance of common stock..................                     10            268
    Proceeds from issuance of common stock related to public
      offering (net of offering costs of $3,119)............                                21,031
    Proceeds from repayment on notes receivable from
      shareholders..........................................        2                           67
                                                              -------       -------       --------
    Net cash provided by financing activities...............      578         9,098         46,169
                                                              -------       -------       --------
    Net increase (decrease) in cash and cash equivalents....   (3,267)          781         17,290
    Cash and cash equivalents at beginning of period........    3,453           186            967
                                                              -------       -------       --------
    Cash and cash equivalents at end of period..............  $   186       $   967       $ 18,257
                                                              =======       =======       ========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    ImageX.com, Inc. (the "Company," formerly ImageX, Inc.) was incorporated on August 21, 1995 and is headquartered in Bellevue, Washington. The Company is an Internet-based business-to-business provider of printed business materials. The Company's customers access an Corporate Online Printing Center that contains a digital catalog of all of their custom-printed business materials--from marketing brochures to stationery and business cards. From the Company's Corporate Online Printing Center, each customer can modify, proof, procure and manage its printed business materials from any Internet-enabled personal computer. The Company markets its printed business materials domestically. With the acquisition of PrintBid.com, Inc. the Company has expanded its services to include an on-line bidding system for print buyers and an online auction site for commercial paper.

    As described in Note 13 on December 9, 1999, the Company merged with PrintBid.com, Inc. in a transaction accounted for as a pooling of interests. These consolidated financial statements give retroactive effect to the merger of the Company with PrintBid.com, Inc.

    Prior to 1998, the Company operated as a development-stage enterprise.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

    Restricted cash consists of certificates of deposit which collateralize letters of credit as required by the Company's office lease agreements.

INVENTORIES

    Inventories consists of raw materials, work-in-process and finished goods, which are stated at the lower of cost or market. Cost is determined using a method which approximates the first-in, first-out method. Work-in-process includes direct labor, materials and allocated overhead.

                                IMAGEX.COM, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided on the straight-line method for financial statement purposes. Estimated useful lives of the assets are as follows:

                        ASSETS                                   YEARS
                        ------                                   -----
Computer software......................................            3
Computer hardware......................................          3 - 5
Vehicles...............................................            5
Office furniture and equipment.........................         5 - 10
Machinery and equipment................................         7 - 12
Leasehold improvements.................................    Life of lease or
                                                             useful lives,
                                                         whichever is shorter,
                                                          ranging from 3 to 5

    Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and the post-implementation stage. During 1999, the Company capitalized approximately $1,078,000 and recognized the related amortization expense of approximately $758,000. These costs are included in property and equipment in the accompanying consolidated balance sheet.

GOODWILL

    Goodwill represents the excess of the cost of purchased subsidiaries over the estimated fair value of the net assets acquired as of the date of acquisition and is being amortized using the straight line method over 10 years. During 1999, the Company recognized the related amortization expense of approximately $145,000.

OTHER ASSETS

    Other assets consist primarily of a customer list, which is being amortized using the straight-line method over 3 years and an assembled and trained workforce, which is being amortized using the straight-line method over 8 years. During 1999, the Company recognized the related amortization expense of approximately $50,000 for the customer list and $18,000 for the assembled and trained workforce.

VALUATION OF LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of long-lived assets to be held and used, including, but not limited to, property and equipment, goodwill and other assets, when events and

                                IMAGEX.COM, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost to dispose.

STOCK ISSUANCE COSTS

    Proceeds from issuances of capital stock are presented net of specific external costs directly attributable to the related offering.

STOCK-BASED COMPENSATION

    The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from nonemployees.

    The Company has elected to apply the disclosure only provision of SFAS No. 123 for employee stock-based compensation plans. Accordingly, the Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price. The Company records the fair value of equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123.

REVENUE RECOGNITION

    The Company has derived substantially all of its revenues from the Corporate Online Printing Center and from customers they obtained through acquisition. The Company's range of products include business cards, stationery, letterhead, and other general office products, as well as color marketing brochures, sell sheets and similar products. In our Corporate Online Printing Center and Small Business Printing Center and through our wholly owned subsidiaries, Image Press and Fine Arts Graphics, the Company recognizes product revenues when the order is shipped to the customer and when the Company has fulfilled all of its contractual obligations.

    For orders received through the Corporate Online Printing Center service, the Company charges customers for the printed products they order in accordance with customer-specific pricing arrangements negotiated with each account. Orders are fulfilled through a network of vendors and company-owned facilities and shipped directly to the customers under the ImageX.com brand. Revenues are recognized on a gross basis when the products are shipped.

    For orders received through the Small Business Printing Center service, the Company utilizes a private label supplier and the products are shipped under the ImageX.com brand. The Company receives a transaction fee based upon a percentage of the purchase price which is recognized when the products are shipped to the end customer.

                                IMAGEX.COM, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    For PrintBid.com bidding services, the Company intends to charge a transaction fee to each print provider who bids on a job. For PrintBid.com's commercial paper auctions (PaperDeals.com), the Company intends to charge a transaction fee to the auction originator. Transaction fees will be recognized in the period the bid occurs and the Company and its subsidiaries have fulfilled all of its contractual obligations to the customer.

PRODUCT DEVELOPMENT COSTS

    Product development costs represent research and development expenditures, which are charged to operations as incurred.

ADVERTISING

    The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1997, 1998 and 1999 were approximately $5,300, $192,000, and $1,249,000, respectively.

COMPREHENSIVE INCOME

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in a full-set of general purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributors to owners. SFAS No. 130 had no impact on the Company and, accordingly, a separate statement of comprehensive income has not been presented.

NET LOSS AND PRO FORMA NET LOSS PER SHARE

    Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," requires the presentation of basic and diluted earnings
(loss) per share for all periods presented.

    In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, if applicable, common shares issued in each of the periods presented for nominal consideration have been included in the calculation as if they were outstanding for all periods presented.

    Pro forma basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's mandatorily redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the date the shares were originally issued.

    The historical basic and diluted net loss per share for 1997 and 1998 have been revised to exclude the effect of stock subject to repurchase from the weighted average shares of common stock outstanding. The basic and diluted net loss per share for 1999 have been computed to exclude such effects.

                                IMAGEX.COM, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The amount labelled as previously reported for 1998 and 1999 includes the effect of the acquisition of PrintBid.com which was accounted for as a pooling of interests. There was no pooling effect for 1997 as PrintBid.com did not exist at that time.

    A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows (in thousands, except share and per share data):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                            -----------------------------------
                                                               1997        1998        1999
                                                            ----------   --------   -----------
Net loss..................................................  $   (3,570)  $ (8,964)  $   (20,835)
Accretion of mandatorily redeemable convertible preferred
  stock...................................................          --       (221)          (84)
                                                            ----------   --------   -----------
Net loss for common stock.................................  $   (3,570)    (9,185)      (20,919)
                                                            ==========
Effect of pro forma conversion of securities:
  Accretion of mandatorily redeemable convertible
    preferred stock.......................................                    221            84
                                                                         --------   -----------
                                                                         $ (8,964)  $   (20,835)
                                                                         ========   ===========
Weighted average shares of common stock outstanding
  (shares used in computing basic and diluted net loss per
  share)
  as previously reported..................................   1,137,260    749,987     6,805,098
                                                            ==========   ========   ===========
  as revised..............................................     252,425    749,987     6,805,098
                                                            ==========   ========   ===========
Basic and diluted net loss per share
  as previously reported..................................  $    (3.14)  $ (12.25)  $     (3.07)
                                                            ==========   ========   ===========
  as revised..............................................  $   (14.14)  $ (12.25)  $     (3.07)
                                                            ==========   ========   ===========
Shares used in computing basic and diluted net loss per
  share...................................................                            6,805,098
Weighted average effect of pro forma securities:
  Preferred stock adjustment Series A, B, C, D, E.........                            5,332,394
                                                                                    -----------
Share used in computing pro forma basic and diluted net
  loss per share..........................................                           12,137,492
                                                                                    ===========
Pro forma basic and diluted net loss per share............                          $     (1.72)
                                                                                    ===========

    Dilutive securities include options, warrants, preferred stock as if converted and restricted stock subject to repurchase. Potentially dilutive securities totaling 3,530,390, 8,192,063 and 3,603,796 for the years ended December 31, 1997, 1998 and 1999, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

INCOME TAXES

    The Company follows the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates applicable to

                                IMAGEX.COM, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the periods in which the differences are expected to reverse. The Company provides for a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

CONCENTRATIONS OF CREDIT RISK

    The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. For the year ended December 31, 1998, no single customer accounted for a significant amount of the Company's revenues and there were no significant accounts receivable from a single customer. For the year ended December 31, 1999, one customer accounted for 13% of revenues. The Company maintains its cash and cash equivalents in bank accounts in amounts, which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the relatively short maturity period.

    The carrying amount of notes payable and the line of credit approximate their market value because they have interest rates that vary with market interest rates.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONVERTIBLE DEBT WITH WARRANTS

    Proceeds from debt issued with stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. Convertible debt with detachable warrants is shown in the financial statements net of the unamortized debt discount. Upon debt issuance, a discount is recorded equivalent to the fair value of the warrants. The fair value of the warrants is determined using the Black Scholes pricing model. The debt discount is amortized using the effective interest method.

SEGMENT INFORMATION

    The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company operates in one segment.

                                IMAGEX.COM, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for fiscal years and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the requirements of SFAS No. 133 and the effects, if any, on the Company's financial position, results of operations and cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

2. INVENTORIES

    Inventories consisted of the following at December 31, 1999 (in thousands):

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Paper stock and supplies....................................      $225
Work-in-process.............................................       176
Finished goods..............................................       252
                                                                  ----
                                                                  $653
                                                                  ====

3. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Computer hardware...........................................   $  794     $3,683
Office furniture and equipment..............................      300        733
Computer software...........................................      560      2,413
Leasehold improvements......................................       32        185
Production machinery and equipment..........................       --      2,076
                                                               ------     ------
                                                                1,686      9,090
Less accumulated depreciation and amortization..............     (546)    (2,477)
                                                               ------     ------
Property and equipment, net.................................   $1,140     $6,613
                                                               ======     ======

    Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $121,314, $424,221 and $1,742,538, respectively.

                                IMAGEX.COM, INC.

4. ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Accrued payroll and related benefits........................    $ 93      $  713
Taxes payable...............................................      29         216
Accrued professional services and other.....................     119         465
                                                                ----      ------
                                                                $241      $1,394
                                                                ====      ======

5. NOTES PAYABLE AND LINE OF CREDIT:

    Notes payable consisted of the following at December 31, 1998 (in thousands):

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Note payable to bank, interest at prime (7.75% at December
  31, 1998) plus 2%, monthly principal payments of $25 due
  December 1999, and collateralized by substantially all of
  the Company's assets......................................      $ 274
Note payable to bank, interest at prime (7.75% at December
  31, 1998) plus 2%, due in 36 equal monthly principal
  payments, due January 2002, and collateralized by
  substantially all of the Company's assets.................        450
Uncollateralized note payable to business advisor, no
  interest, due on March 1, 1999............................         41
Convertible subordinated notes payable to investor, interest at 8%, interest and principal due in a single payment two
  years after issuance......................................        142
                                                                  -----
                                                                    907
Less: current portion.......................................       (453)
                                                                  -----
                                                                  $ 454
                                                                  =====

    During 1998, the Company obtained a new line of credit in the amount of $300,000 in conjunction with its note payable to a bank of $450,000. The line of credit includes various restrictive covenants, effective from January 31, 1999, which, among other things, require the Company to maintain minimum working capital and net worth amounts. The line of credit accrues interest at prime (7.75% at December 31, 1998) plus 1% and matured on September 18 1999. The outstanding balance as of December 31, 1998 and 1999 was $96,440 and $0, respectively. The line of credit was collateralized by substantially all of the Company's assets. The line of credit was cancelled during 1999.

    The convertible note agreements contain a conversion option, which entitles the holder to convert the unpaid principal and interest into capital stock of the same issue and at the same price as the first equity financing issue of $2 million or more. The option to convert expires on the maturity date of the note. The Company may not redeem the notes prior to maturity. The convertible notes are subordinate to the repayment rights of all other debtors, except other subordinated note holders. The convertible note agreement converted to equity securities upon the acquisition of PrintBid.

    On April 30, 1999, Fine Arts entered into a credit agreement with a bank for a $1 million working capital line and a $1.5 million term loan that is collateralized by substantially all of the assets of Fine Arts.

                                IMAGEX.COM, INC.

5. NOTES PAYABLE AND LINE OF CREDIT: (CONTINUED)
The credit line accrues interest at prime rate plus 0.5% for drawn amounts and a commitment fee of 0.25% on any unused portion of the line and matures on April 29, 2000 with an option to renew for subsequent 364 day periods. The term loan accrues interest at prime rate plus 0.25% to 1% based on the Debt to EBITDA ratio of the Company on a consolidated basis. The credit agreement includes various restrictive covenants, which among other things, require the Company to maintain certain financial ratios and net worth amounts. The Company used the proceeds from the initial public offering to pay off the line of credit and term loan.

    On April 30, 1999, Fine Arts entered into a revolving note with a bank for $500,000 that is collateralized by substantially all of the assets of Fine Arts. The note accrues interest at LIBOR plus 2.25% for drawn amounts and matures on April 28, 2000. The note includes various restrictive covenants, which among other things, require the Company to maintain certain financial ratios and net worth amounts. The Company used the proceeds from the initial public offering to pay off the line of credit and term loan.

6. FEDERAL INCOME TAXES:

    At December 31, 1999, the Company had accumulated net operating loss carryforwards for tax purposes of approximately $31,241,000, which will expire beginning in 2011 through 2019. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

    The following is a reconciliation of the income tax benefit to the amount based on the statutory Federal rate:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              --------    --------    --------
Federal income tax benefit at statutory rate................    (34)%       (34)%       (34)%
Change in valuation allowance...............................     34 %        34 %        32 %
Amortization of deferred compensation.......................     --          --           2 %
                                                                ---         ---         ---
                                                                 --          --          --
                                                                ===         ===         ===

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                                IMAGEX.COM, INC.

6. FEDERAL INCOME TAXES: (CONTINUED)
purposes. Significant components of the Company's deferred tax assets and liabilities are approximately as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Deferred income tax assets:
Tax loss carryforwards......................................   $4,030    $10,622
Accrued compensation and benefits...........................       82        152
Provision for doubtful accounts.............................        5         77
Depreciation................................................      123        177
Other.......................................................       15         14
                                                               ------    -------
                                                                4,255     11,042
Deferred income tax liabilities:
Valuation allowance.........................................   (4,255)   (11,042)
                                                               ------    -------
Net deferred tax assets.....................................   $   --    $    --
                                                               ======    =======

    A full valuation allowance has been recorded at December 31, 1998 and 1999 based on management's determination that the recognition criteria for realization of the net deferred tax assets has not been met.

7. RELATED PARTY TRANSACTIONS:

    The original founders of the Company, one of whom is an officer and a director of the Company, are the owners of 100% of the outstanding capital stock of Parallel Communications, Inc. ("Parallel"), which serves as the Company's advertising agency pursuant to an Advertising Agency Service Agreement, dated August 26, 1997. In 1997, 1998 and 1999, the Company paid Parallel approximately $152,000, $521,000 and $957,000 respectively, for services performed on behalf of the Company.

    As of December 31, 1998, the Company had a payable to Parallel of $21,088. As of December 31, 1999, the Company had no payables to Parallel.

    In August 1999, Parallel was sold to an unrelated party.

    In August 1999, PrintBid issued Series A convertible notes totaling $50,000 with 12,500 detachable warrants to a shareholder in exchange for online advertising. PrintBid also issued Series A convertible notes totaling $48,000 with 12,000 detachable warrants to two shareholders during May and August 1999 in exchange for cash. These notes, totaling $146,000 plus accrued interest, are due two years after issuance, unless converted to stock in accordance with the Series A subordinated convertible note agreement. The convertible notes converted to equity securities upon the acquisition of PrintBid.

8. EMPLOYEE BENEFITS:

DEFINED CONTRIBUTION PLAN

    The Company has a 401(k) Retirement Plan (the "Plan") which covers substantially all eligible employees. The Plan is a defined contribution profit sharing plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines

                                IMAGEX.COM, INC.

8. EMPLOYEE BENEFITS: (CONTINUED)
issued by the Internal Revenue Service. The Company can contribute to the Plan at the discretion of the Board of Directors. There were no contributions made by the Company during 1997, 1998 or 1999.

EMPLOYEE STOCK PURCHASE PLAN

    In April 1999, the Board of Directors adopted, subject to shareholder approval, the 1999 Employee Stock Purchase Plan ("Stock Purchase Plan") and authorized for issuance under the Stock Purchase Plan a total of 250,000 shares of common stock plus automatic annual increases to be added on the first day of the Company's fiscal year beginning on January 1, 2001, equal to the least of
(1) 100,000 shares, (2) 0.5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year and (3) a lesser amount as determined by the Board of Directors. The Stock Purchase Plan was approved by the Company's shareholders in August 1999.

STOCK OPTION PLAN

    The Company has adopted a stock incentive compensation plan (the "Plan"), which provides for the issuance of stock awards and nonqualified and incentive stock options for officers, directors, employees, and consultants. As of December 31, 1998, the Company had reserved a total of 1,550,000 shares of common stock for issuance pursuant to the Plan. In April 1999, the Board of Directors increased the total number of shares reserved under the Plan to 2,800,000 shares, plus an automatic annual increase, to be added on the first day of each fiscal year beginning on January 1, 2001, equal to least of
(1) 1,000,000 shares, (2) 5% of the average number of common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year and (3) a lesser amount determined by the Board of Directors. The increase was approved by the Company's shareholders in August 1999. Options under the Plan will generally expire 10 years from the date of grant. Under the Plan, the Plan administrator will fix the conditions for the exercise of the options. Generally, options vest over four years.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock awards and options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual options.

    Compensation expense of $0, $378,507 and $2,284,000 has been recorded for stock options granted during the years ended December 31, 1997, 1998 and 1999, respectively, because the exercise prices of the stock options granted were less than the fair value of the related shares at the time of grant. The fair value per share used to calculate unearned compensation was determined by the Company's Board of Directors based on a number of factors, including, among other things, appraisals by an outside valuation firm and by reference to the preferred stock values reduced by a nominal discount factor.

                                IMAGEX.COM, INC.

8. EMPLOYEE BENEFITS: (CONTINUED)
    Option activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                          WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Options outstanding, January 1, 1997........................          0
Granted.....................................................    355,750        $0.20
Canceled....................................................    (46,000)        0.20
Options outstanding, December 31, 1997......................    309,750         0.20
Granted.....................................................  1,043,300         0.42
Exercised...................................................   (508,520)        0.40
Canceled....................................................   (194,175)        0.24
                                                              ---------
Options outstanding, December 31, 1998......................    650,355         0.38
Granted.....................................................  1,189,796         7.51
Exercised...................................................   (164,775)        0.39
Canceled....................................................    (49,625)        1.41
                                                              ---------
Options outstanding, December 31, 1999......................  1,625,751         5.57
Options exercisable at December 31, 1999....................    352,585
                                                              ---------
Stock awards and options available for grant at December 31,
  1999......................................................    682,668

    The following table summarizes information about options outstanding at December 31, 1999:

                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
----------------------------------------------------------------------   --------------------------
                                     WEIGHTED AVERAGE
                                        REMAINING          WEIGHTED                     WEIGHTED
       RANGE OF           NUMBER     CONTRACTUAL LIFE      AVERAGE        NUMBER        AVERAGE
   EXERCISE PRICES       OF SHARES      (IN YEARS)      EXERCISE PRICE   OF SHARES   EXERCISE PRICE
----------------------   ---------   ----------------   --------------   ---------   --------------
$        0.040--$0.040     196,027         9.57             $ 0.04         90,623        $ 0.04
$        0.200--$0.300     390,835         7.84             $ 0.28        159,670        $ 0.28
$        0.400--$0.400      20,220         8.84             $ 0.40          5,180        $ 0.40
$        0.650--$0.660      93,687         7.47             $ 0.65         36,817        $ 0.65
$        1.200--$1.200      74,628         7.55             $ 1.20         32,733        $ 1.20
$        2.400--$3.600      30,750         8.74             $ 3.21          2,062        $ 3.60
$        4.200--$6.000     303,623         9.30             $ 5.85         12,500        $ 6.00
$       7.000--$10.190     322,870         9.59             $ 7.96            500        $10.00
$      12.000--$17.000      58,000         9.70             $14.18              0        $ 0.00
$      25.940--$25.940     135,111         9.96             $25.94         12,500        $25.94
----------------------   ---------                                        -------
$       0.040--$25.940   1,625,751         8.91             $ 5.57        352,585        $ 1.49
======================   =========                                        =======

                                IMAGEX.COM, INC.

8. EMPLOYEE BENEFITS: (CONTINUED)
    The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Weighted average fair value of options granted with exercise price less than the fair value of the stock on the date of
  grant.....................................................   $2.04      $7.30
                                                               =====      =====
Weighted average fair value of options granted with exercise price equal to the fair value of the stock on the date of
  grant.....................................................   $  --      $7.08
                                                               =====      =====
Weighted average exercise price of options granted with
  exercise price less than the fair value of the stock on
  the date of grant.........................................   $0.42      $0.24
                                                               =====      =====
Weighted average exercise price of options granted with
  exercise price equal to the fair value of the stock on the
  date of grant.............................................   $  --      $9.86
                                                               =====      =====

    Pro forma information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the minimum value method using the following weighted-average assumptions:

                                                    1997             1998            1999
                                               --------------   --------------   -------------
Risk free interest rate......................  5.82% to 6.87%   4.60% to 5.65%           5.58%
Expected lives...............................   5 to 10 years    5 to 10 years   5 to 10 years
Expected dividends...........................              $0               $0              $0
Volatility...................................              --               --             88%

    The following table presents net loss and per share amounts as if the Company accounted for compensation expense related to stock options under the fair value method prescribed by SFAS No. 123 (in thousands, except per share data):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net loss--as reported.......................................  $(3,570)   $(8,964)   $(20,835)
                                                              =======    =======    ========
Net loss--pro forma.........................................  $(3,574)   $(9,031)   $(22,046)
                                                              =======    =======    ========
Loss per share--as reported.................................  $(14.14)   $(12.25)   $  (3.07)
                                                              =======    =======    ========
Loss per share--pro forma...................................  $(14.16)   $(12.34)   $  (3.25)
                                                              =======    =======    ========

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                IMAGEX.COM, INC.

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    During 1996, the Company issued 3,500,000 shares of Series B Preferred Stock, $0.01 par value. During 1998, the Company issued 4,000,000 shares of Series C Preferred Stock, $0.01 par value and 1,385,493 shares of Series D Preferred Stock, $0.01 par value. During January 1999, the Company issued an additional 401,257 shares of Series D preferred stock for $802,514. During April 1999, the Company issued 11,904,761 shares of Series E preferred stock for $25,000,000. Of the 11,904,761 shares issued, 579,745 shares were issued as a result of the conversion of the convertible subordinated promissory notes issued to investors in January 1999 aggregating $1,197,486 plus accrued interest of $19,979. All holders of Preferred Stock were entitled to vote on all matters on an "as if converted" basis. The holders of Preferred Stock shall be entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the Series A Preferred Stock and common stock of the Company.

    Each share of Preferred Stock is convertible at the option of the holder or automatically upon either (a) sale of the Company's common stock in a public offering in which the offering price of the common stock is not less than $10.00 per share and the gross proceeds are at least $15,000,000, as described in the Company's Restated Articles of Incorporation or (b) upon the election by a majority of the holders of Preferred Stock to convert their shares of Preferred Stock into common stock. The conversion price is subject to weighted average anti-dilution protection and proportional adjustments in the event of stock splits and similar events. The Preferred Stock, other than Series A Preferred Stock, is redeemable, at the option of the holders of more than 50% of the outstanding shares thereof, beginning on or after April 2004. The redemption price for each share of Preferred Stock shall be the original issue price plus all accrued and unpaid dividends, adjusted for stock splits. Upon liquidation or dissolution, holders of Preferred Stock will receive preference over holders of Series A Preferred Stock and common stock. The redemption value of the mandatorily redeemable convertible Preferred Stock is being accreted over the period from issuance to the earliest redemption date using the effective interest method.

    At December 31, 1999, the following warrants to purchase mandatorily redeemable convertible preferred stock were outstanding:

                                                                   PRICE PER SHARE,
                                                                      SUBJECT TO
                                                NUMBER OF SHARES      ADJUSTMENT      EXPIRATION DATE
                                                ----------------   ----------------   ---------------
Series D Preferred Stock......................      108,904              $2.00        October 1, 2005
Series E Preferred Stock......................       85,535              $2.10        April 8, 2004

    In August 1998, the Company issued warrants to two of its investors to purchase 40,000 shares of Series C Preferred Stock in connection with bridge financing arrangements. The Company executed convertible subordinated promissory notes aggregating $600,000 which, with accrued interest, were converted into 302,993 shares of Series D Preferred Stock upon closing of the sale of Series D Preferred Stock in October 1998. These warrants are exercisable at $1.50 per share through August 28, 2005. The warrants were ascribed a value of $29,889. All warrants were exercised during 1999.

    In connection with the issuance of Series D Preferred Stock, the Company issued warrants to its investors to purchase 138,250 shares of Series D Preferred Stock. These warrants are exercisable at $2.00 per share and are exercisable through October 1, 2005. The warrants were ascribed a value of $116,951. During 1999, 29,346 warrants were exercised.

                                IMAGEX.COM, INC.

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK: (CONTINUED)
    In connection with the issuance of Series E preferred stock, the Company issued warrants to its investors to purchase 85,535 shares of Series E preferred stock. These warrants are exercisable at $2.10. The warrants were ascribed a value of $129,645.

10. SHAREHOLDERS' EQUITY (DEFICIT):

COMMON STOCK

    As of December 31, 1998, the Company was authorized to issue 22,500,000 shares of voting common stock, $0.01 par value. In April 1999, the Company's Articles of Incorporation were amended to increase the number of authorized shares of common stock to 50,000,000 shares. At its discretion, the Board of Directors may declare dividends on shares of common stock. Upon liquidation, holders of common stock will be paid only after the Preferred Stock preferences have been satisfied.

    In June 1999, the Company's Board of Directors approved an increase of the number of authorized shares of common stock to 70,000,000 shares, subject to shareholder approval.

    The Company issued 1,000 shares of common stock to its four founding shareholders (the "Founders") for $2,000 upon the formation of the Company on August 21, 1995. Pursuant to an agreement dated May 1, 1996, the Founders, all of whom are shareholders of Parallel (see Note 6), contributed technology to the Company in exchange for 49,000 shares of common stock. Such technology was purchased by the Founders from Parallel. The technology was valued at $300,000 and has been credited as a contribution to capital. The transferred technology was considered to be in-process research and development; accordingly, the $300,000 was charged to research and development expense in 1996. In December 1996, the Founders exchanged all of their 50,000 shares of common stock for 1,500,000 shares of Series A Preferred Stock.

    In December 1996, the Company issued 1,050,000 shares of common stock to certain Founders and a director of the Company for consideration of $400 and services to be performed in the future. The shares are subject to repurchase by the Company for $0.02 per share over the thirty-six month period following the issuance of the shares. Such shares subject to repurchase will be reduced for each completed month of employment with the Company by the Founders and the director. During 1998, the Company repurchased 100,000 shares from one of the Founders of the Company in accordance with an employment termination agreement.

    Pursuant to the Company's stock incentive compensation plan (see Note 8), the Company issued 150,000 shares of common stock (100,000 shares were to a director of the Company) at a purchase price of $0.20 per share for an aggregate purchase price of $30,000, which was satisfied by notes receivable totaling $30,000. One note in the amount of $10,000 bears interest at 5.70% and is due in February 2001. The other note in the amount of $20,000 bears interest at the rate of 7.00% and is due in April 2000. The 150,000 shares are subject to repurchase by the Company for $0.20 per share, as follows:

        1. 50,000 shares will be subject to repurchase through February 2001, with the number of shares being subject to repurchase reduced by 1,000 each month following the original issuance of the shares.

        2. 100,000 shares will be subject to repurchase through April 2000, with the number of shares being subject to repurchase reduced by 2,778 shares each month following the original issuance of the shares. During the repurchase period, the individual who purchased the 100,000 shares is required to perform management services for the Company.

                                IMAGEX.COM, INC.

10. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
    In November 1998, the Company issued 500,000 shares of common stock to an officer of the Company at a purchase price of $0.40 per share pursuant to a promissory note in the amount of $200,000. The note bears interest at 7% and is due in January 2003. These shares are subject to repurchase by the Company for $0.40 per share through January 15, 2003, with the shares being subject to repurchase reduced by 120,000 shares after November 15, 1999, and reduced by 10,000 shares each month following November 15, 1999. The 650,000 shares have been included in the stock options activity (see Note 8). At December 31, 1999, the notes receivable from shareholders totaled $168,000 and are included in shareholders' equity (deficit) on the accompanying balance sheet.

    In June of 1998, upon formation of PrintBid, the Founders of PrintBid received 302,650 of ImageX.com's shares in exchange for certain technology and know-how. Of the shares issued, 151,325 were subject to repurchase for up to three years. These shares have been recorded at fair value at the date of issuance and the amount associated with the shares subject to repurchase has been deferred and is being amortized over the restriction period.

    In June of 1998, 75,662 of ImageX.com's restricted shares were issued to outside advisors of PrintBid. The Company may repurchase these shares at par value (.01) if the advisory relationship is terminated during the restriction period. Compensation costs associated with these shares based on the fair value at the date of grant, are being recognized as expense over the restriction period.

    On June 16, 1999, the Board of Directors approved a one-for-two reverse stock split of the Company's common stock. The reverse stock split became effective on August 18, 1999. All references in the consolidated financial statements and all related notes thereto referring to shares, share prices, per share amounts and other share information have been retroactively adjusted for the reverse stock split.

    During 1996, the Company issued 150,000 shares of common stock of $0.20 per share in exchange for a note receivable of $30,000. During January 1999, the Company redeemed 42,000 shares of common stock in exchange for cancellation of the outstanding remaining principal amount of the note receivable.

    On August 26, 1999, the Company issued 3,000,000 shares of its common stock at an initial public offering price of $7.00 per share. An additional 450,000 shares were issued upon the exercise of the underwriters' overallotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $3.1 million were approximately $21.0 million. Concurrent with the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into common stock.

SERIES A PREFERRED STOCK

    As of December 31, 1998, the Company was authorized to issue 10,965,000 shares of preferred stock. In April 1999, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock to 30,000,000 shares. The holders of Series A Preferred Stock shall be entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder or automatically upon sale of the Company's common stock in a public offering in which the offering price of the common stock is not less than $5 per share and the gross proceeds are at least $15,000,000, as described in the Company's Restated Articles of Incorporation.

                                IMAGEX.COM, INC.

10. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
    The conversion price is subject to weighted average anti-dilution protection and proportional adjustments in the event of stock splits and similar events.

WARRANTS

    At December 31, 1999, the following warrants to purchase common stock were outstanding:

                                    PRICE PER SHARE,
                                       SUBJECT TO
NUMBER OF SHARES                       ADJUSTMENT            EXPIRATION DATE
----------------                    ----------------   ---------------------------
 744,400..........................        $3.00        January 8, 2005
 290,000..........................        $7.50        January 8, 2005
  21,500..........................        $6.00        April 21, 2004
  48,165..........................        $4.20        April 21, 2004
  75,000..........................        $4.00        April 13, 2006
67,446............................        $4.36        May 3, 2008-October 9, 2009
1,246,511.........................

    During 1998 in connection with the sale of Series C Preferred Stock, the Company sold warrants to purchase 1,180,000 shares of common stock for consideration of $23,600 to investors. Of the warrants issued, 890,000 warrants are exercisable at $3.00 per share. The remaining 290,000 warrants are exercisable at $7.50 per share. The warrants are exercisable through January 8, 2005. A certain number of warrants are subject to repurchase by the Company, as defined in the warrant agreements. The period in which the Company is entitled to repurchase the warrants is January 1, 2001 through March 31, 2001. The repurchase price is $0.02 per warrant. The warrants were ascribed a value of $1,038,094. One of the investors has entered into an agreement with the Company to perform certain management services for the Company.

11. COMMITMENTS:

OPERATING LEASES

    The Company leases its facilities under noncancelable operating leases which expire between February 28, 2001 and December 31, 2004. The Company pays taxes, insurance, normal maintenance and certain other operating expenses. At
December 31, 1999 the approximate future rental payments due under these leases for the remainder of the lease terms were as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $ 3,266
2001........................................................    3,229
2002........................................................    2,711
2003........................................................    1,381
2004........................................................    1,235
                                                              -------
                                                              $11,822
                                                              =======

    Total rent expense incurred under operating leases for the years ended December 31, 1997, 1998 and 1999 was approximately $158,000, $333,000 and
$793,000, respectively.

                                IMAGEX.COM, INC.

12. CASH FLOW INFORMATION:

    Disclosure of cash flow information is summarized below for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash paid during the year for interest......................   $   12     $  59     $   160
Non-cash financing activities:
Unearned compensation.......................................              2,335       2,841
Issuance of common stock for note receivable................       30       200
Value ascribed to common stock warrants issued in
  conjunction with sale of Series C Preferred Stock.........              1,038
Value ascribed to Series C Preferred Stock warrants issued
  in connection with bridge financing.......................                 30
Value ascribed to Series D Preferred Stock warrants issued
  in conjunction with sale of Series D Preferred Stock......                117
Value ascribed to Series E Preferred Stock warrants issued
  in conjunction with sale of Series E Preferred Stock......                            130
Accretion on Series C Preferred Stock.......................                213          64
Accretion on Series D Preferred Stock.......................                  9           8
Accretion on Series E Preferred Stock.......................                             12
Acquisition of Fine Arts (see Note 13):
Fair value of assets acquired...............................                          4,985
Issuance of common stock....................................                            375
Assumption of liabilities...................................                          1,156
Assumption of acquisition costs.............................                            185
Acquisition of Image Press (see Note 13):
Fair value of assets acquired...............................                          3,120
Issuance of common stock....................................                            300
Assumption of liabilities...................................                            565
Conversion of Series A, B, C, D and E Preferred Stock to
  common stock in connection with the initial public
  offering..................................................                         35,897
Issuance of common stock warrant related to convertible
  debt......................................................                 35
Convertible debt issued in exchange for services to be
  performed.................................................                 25
Issuance of common stock....................................                  7
Reclassification of preferred stock warrants from temporary
  equity....................................................                            147
Conversion of debt to equity securities.....................                          1,069

13. ACQUISITIONS:

    On April 13, 1999, the Company acquired substantially all of the assets of Fine Arts Engravers Company, Inc. ("Fine Arts Graphics" or "Fine Arts"), a privately owned Oregon corporation. Fine Arts is in the printing business. The acquisition was accounted for using the purchase method. The aggregate purchase price of $5,000,000 consists of $375,000 of common stock for 93,750 shares issued to the seller and $4,625,000 of cash payment. The aggregate purchase was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price over the fair market value of the

                                IMAGEX.COM, INC.

13. ACQUISITIONS: (CONTINUED)
assets acquired of $1,356,000 has been allocated to goodwill and will be amortized over 10 years using the straight line method.

    In connection with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of assets acquired...............................   $4,985
Cash paid...................................................   (4,625)
Common stock issued.........................................     (375)
Goodwill....................................................    1,356
Acquisition costs assumed...................................     (185)
                                                               ------
Liabilities assumed.........................................   $1,156
                                                               ======

    On September 21, 1999, the Company acquired all of the common stock of Image Press, Inc. ("Image Press"), a privately owned California corporation. Image Press is a broker of printed paper products. The acquisition was accounted for using the purchase method. The aggregate purchase price of $3,120,000 consists of $300,000 of common stock for 16,394 shares issued to the seller and $2,820,000 of cash payment. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price over the fair market value of the assets acquired of $914,000 has been allocated to goodwill and will be amortized over 10 years using the straight line method.

    On December 9, 1999, the Company merged with PrintBid.com, Inc. ("PrintBid" or "PrintBid.com"), a privately owned Oregon corporation. PrintBid is an Internet-based provider of commercial printing services. The acquisition was accounted for using the pooling-of-interest method. The Company issued 568,778 shares of common stock to the shareholders of PrintBid in conjunction with this transaction.

    The following presents the separate results, in each of the periods presented since the inception of PrintBid in 1998, of the Company and PrintBid (in thousands):

                                                              THE COMPANY   PRINTBID    TOTAL
                                                              -----------   --------   --------
For the year ended December 31, 1998
  Revenues..................................................   $    968     $    --    $    968
                                                               ========     =======    ========
  Net loss..................................................   $ (8,600)    $  (364)   $ (8,964)
                                                               ========     =======    ========
For the year ended December 31, 1999
  Revenues..................................................   $ 11,493     $     6    $ 11,499
                                                               ========     =======    ========
  Net loss..................................................   $(17,503)    $(3,332)   $(20,835)
                                                               ========     =======    ========

    The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of Fine Arts and Image Press occurred as of the beginning of each of the

                                IMAGEX.COM, INC.

13. ACQUISITIONS: (CONTINUED)
periods presented, after including the impact of certain adjustments such as amortization of goodwill (in thousands):

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                                              -----------------   -----------------
                                                                 (UNAUDITED)         (UNAUDITED)
Revenues....................................................       $17,983            $ 19,346
                                                                   =======            ========
Pro forma net loss..........................................       $(8,919)           $(21,021)
                                                                   =======            ========
Pro forma basic and diluted net loss per share..............       $ (9.24)           $  (3.13)
                                                                   =======            ========

    The unaudited pro forma results are not necessarily indicative of the results of operations which would actually have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

14. SUBSEQUENT EVENTS

    On January 5, 2000, the Company entered into a strategic alliance with an internet company whereby the Company is committed to paying $100,000 per month for a period of one year from the date of signing for promotional links and shared advertising revenues.

    On February 11, 2000, the Company sold 4,000,000 shares of common stock in a secondary public offering. On March 14, 2000, pursuant to underwriters' over-allotment option, the Company sold an additional 695,595 shares of common stock. Net proceeds from the secondary offering, including the over-allotment option, amounted to approximately $102 million and will be used to fund the Company's growth.

ITEM 9--CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding our executive officers is included in Part I hereof under the caption, "Our Executive Officers." The information required by this Item concerning our directors and nominees for directors is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders, to be held on May 2, 2000. The proxy statement will be filed within 120 days of December 31, 1999.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders to be held on May 2, 2000. The proxy statement will be filed within 120 days of December 31, 1999.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders to be held on May 2, 2000. The proxy statement will be filed within 120 days of December 31, 1999.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders to be held on May 2, 2000. The proxy statement will be filed within 120 days of December 31, 1999.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report are as follows:

       1.  Consolidated Financial Statements.

    See Index to Consolidated Financial Statements included at Item 8 of this report.

       2.  Financial Statement Schedules.

    All schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes of ImageX.com.

       3.  Exhibits:

NUMBER                                          DESCRIPTION
------                                          -----------
          3.1           Amended and Restated Articles of Incorporation of the
                        registrant, as further amended by Articles of Amendment.(1)

          3.2           Amended and Restated Bylaws of the registrant.(1)

         10.1           Amended and Restated Investor Rights Agreement, dated as of
                        April 8, 1999, by and among the registrant and certain of
                        the registrant's shareholders named therein.(1)

NUMBER                                          DESCRIPTION
------                                          -----------
         10.2           Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and F. Joseph Verschueren.(1)

         10.3 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Cory E. Klatt.(1)

         10.4 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Elwood D. Howse, Jr.(1)

         10.5           Stock Subscription and Repurchase Agreement, dated as of
                        August 7, 1997, by and between the registrant and Elwood D.
                        Howse, Jr.(1)

         10.6           Stock Vesting and Pledge Agreement, dated as of November 16,
                        1998, by and between the registrant and Richard P.
                        Begert.(1)

         10.7           Offer of Employment, dated as of November 12, 1998, from the registrant to Richard P. Begert.(1)

         10.8 Lease Agreement, dated as of January 31, 1997, by and between the registrant and Bellevue Associates, L.P.(1)

         10.9 Lease Agreement, dated as of May 15, 1998, by and between the registrant and Spieker Properties, L.P.(1)

        10.10 Lease Agreement, dated as of October 19, 1998, by and between the registrant and Spieker Properties, L.P.(1)

        10.11           Lease Agreement, dated as of April 22, 1999, by and between the registrant and Spieker Properties, L.P.(1)

        10.12           Lease Agreement, dated as of November 4, 1999, by and
                        between the Registrant and The Plaza at Yarrow Bay, LLC.(4)

        10.13           Lease Assignment and Assumption, dated as of April 13, 1999, by and between the Keystone Acquisition Corporation, a
                        wholly owned subsidiary of the registrant, and Fine Arts
                        Graphics Company, Inc.(1)

        10.14           Lease Assignment and Assumption, dated as of April 13, 1999, by and between Keystone Acquisition Corporation, a wholly
                        owned subsidiary of the registrant, and Fine Arts Graphics
                        Company, Inc.(1)

        10.15           Amended and Restated 1996 Stock Incentive Compensation
                        Plan.(1)

        10.16           1999 Employee Stock Purchase Plan.(1)

        10.17           1999 Stock Option Grant Program for Nonemployee
                        Directors.(1)

        10.18           Form of Indemnification Agreement.(1)

        10.19           Asset Purchase and Sale Agreement, dated as of February 23,
                        1999, by and among the registrant, Keystone Acquisition
                        Corp., Fine Arts Engravers Company, Inc. and Nicholas J.
                        Stanley.(1)

        10.20           Stock Purchase Agreement dated September 21, 1999, among
                        ImageX.com, Inc., Stanley F. and Marina Lynne Poitras, individually and as Trustees of the Poitras Family Trust dated November 22, 1993, Glen R. and Anne Douglas, as community property.(2)

        10.21           Agreement and Plan of Merger dated November 17, 1999 among
                        ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com,
                        Inc.(3)

NUMBER                                          DESCRIPTION
------                                          -----------
        10.22           First Amendment to Agreement and Plan of Merger dated
                        November 30, 1999, among ImageX.com, Inc., Orcas Acquisition
                        Corp. and PrintBid.com, Inc.(3)

         21.1           Subsidiaries of the registrant.(4)

        23.1* Consent of PricewaterhouseCoopers LLP, independent accountants.

        27.1*           Financial Data Schedule.

------------------------

*   Filed herewith.

(1) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on May 12, 1999. (File No. 333-78271).

(2) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on September 30, 1999. (File No. 000-26837).

(3) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on December 22, 1999. (File No. 000-26837).

(4) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on January 13, 2000 (File No. 333-94639).

    (b) Reports on Form 8-K

    We filed a current Report on Form 8-K on December 22, 1999 relating to our merger with PrintBid.com, Inc. Supplemental consolidated financial information relating to the merger was filed by amendment to the December 22, 1999
Form 8-K, which was filed on February 7, 2000.

    (c) Exhibits

        See Item 14 (a) above.

    (d) Financial Statements and Schedules

        See Item 14 (a) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                       IMAGEX.COM, INC.

                                                       By:            /s/ RICHARD P. BEGERT
                                                            -----------------------------------------
                                                                        Richard P. Begert
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 22nd day of March, 2000.

/s/ RICHARD P. BEGERT
-------------------------------------------            President and Chief Executive Officer
Richard P. Begert                                        (Principal Executive Officer)

/s/ ROBIN L. KRUEGER                                   Chief Financial Officer, Treasurer and
-------------------------------------------              Assistant Secretary (Principal Financial and
Robin L. Krueger                                         Accounting Officer)

/s/ F. JOSEPH VERSCHUEREN
-------------------------------------------            Chairman of the Board
F. Joseph Verschueren

/s/ JOHN E. ARDELL
-------------------------------------------            Director
John E. Ardell

/s/ GARRETT P. GRUENER
-------------------------------------------            Director
Garrett P. Gruener

/s/ ELWOOD D. HOWSE, JR.
-------------------------------------------            Director
Elwood D. Howse, Jr.

/s/ WAYNE M. PERRY
-------------------------------------------            Director
Wayne M. Perry

/s/ RICHARD R. SONSTELIE
-------------------------------------------            Director
Richard R. Sonstelie

/s/ BERNEE D. L. STROM
-------------------------------------------            Director
Bernee D. L. Strom

                               INDEX TO EXHIBITS

NUMBER                                          DESCRIPTION
------                                          -----------
          3.1           Amended and Restated Articles of Incorporation of the
                        registrant, as further amended by Articles of Amendment.(1)

          3.2           Amended and Restated Bylaws of the registrant.(1)

         10.1           Amended and Restated Investor Rights Agreement, dated as of
                        April 8, 1999, by and among the registrant and certain of
                        the registrant's shareholders named therein.(1)

         10.2 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and F. Joseph Verschueren.(1)

         10.3 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Cory E. Klatt.(1)

         10.4 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Elwood D. Howse, Jr.(1)

         10.5           Stock Subscription and Repurchase Agreement, dated as of
                        August 7, 1997, by and between the registrant and Elwood D.
                        Howse, Jr.(1)

         10.6           Stock Vesting and Pledge Agreement, dated as of November 16,
                        1998, by and between the registrant and Richard P.
                        Begert.(1)

         10.7           Offer of Employment, dated as of November 12, 1998, from the registrant to Richard P. Begert.(1)

         10.8 Lease Agreement, dated as of January 31, 1997, by and between the registrant and Bellevue Associates, L.P.(1)

         10.9 Lease Agreement, dated as of May 15, 1998, by and between the registrant and Spieker Properties, L.P.(1)

        10.10 Lease Agreement, dated as of October 19, 1998, by and between the registrant and Spieker Properties, L.P.(1)

        10.11           Lease Agreement, dated as of April 22, 1999, by and between the registrant and Spieker Properties, L.P.(1)

        10.12           Lease Agreement, dated as of November 4, 1999, by and
                        between the Registrant and The Plaza at Yarrow Bay, LLC.(4)

        10.13           Lease Assignment and Assumption, dated as of April 13, 1999, by and between the Keystone Acquisition Corporation, a
                        wholly owned subsidiary of the registrant, and Fine Arts
                        Graphics Company, Inc.(1)

        10.14           Lease Assignment and Assumption, dated as of April 13, 1999, by and between Keystone Acquisition Corporation, a wholly
                        owned subsidiary of the registrant, and Fine Arts Graphics
                        Company, Inc.(1)

        10.15           Amended and Restated 1996 Stock Incentive Compensation
                        Plan.(1)

        10.16           1999 Employee Stock Purchase Plan.(1)

        10.17           1999 Stock Option Grant Program for Nonemployee
                        Directors.(1)

        10.18           Form of Indemnification Agreement.(1)

        10.19           Asset Purchase and Sale Agreement, dated as of February 23,
                        1999, by and among the registrant, Keystone Acquisition
                        Corp., Fine Arts Engravers Company, Inc. and Nicholas J.
                        Stanley.(1)

NUMBER                                          DESCRIPTION
------                                          -----------
        10.20           Stock Purchase Agreement dated September 21, 1999, among
                        ImageX.com, Inc., Stanley F. and Marina Lynne Poitras,
                        individually and as Trustees of the Poitras Family Trust
                        dated November 22, 1993, Glen R. and Anne Douglas, as
                        community property.(2)

        10.21           Agreement and Plan of Merger dated November 17, 1999 among
                        ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com,
                        Inc.(3)

        10.22           First Amendment to Agreement and Plan of Merger dated
                        November 30, 1999, among ImageX.com, Inc., Orcas Acquisition
                        Corp. and PrintBid.com, Inc.(3)

         21.1           Subsidiaries of the registrant.(4)

        23.1* Consent of PricewaterhouseCoopers LLP, independent accountants.

        27.1*           Financial Data Schedule.

------------------------

*   Filed herewith.

(1) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on May 12, 1999. (File No. 333-78271).

(2) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on September 30, 1999. (File No. 000-26837).

(3) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on December 22, 1999. (File No. 000-26837).

(4) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on January 13, 2000 (File No. 333-94639)