Form 10-Q
period 2000-03-31
IMAGEX COM INC
filed 2000-05-15
CIK 1072369

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

    (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

                         Commission File Number 0-78271

                                IMAGEX.COM, INC.
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                   91-1727170
    (State of Incorporation)                  (IRS Employer Identification No.)

                        10800 N.E. 8TH STREET, SUITE 200
                           BELLEVUE, WASHINGTON 98004
                    (Address of principal executive offices)

                                 (425) 452-0011
                         (Registrant's telephone number)

         Indicated by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------         -------

         The number of shares of common stock, $.01 par value, outstanding on May 3, 2000 was 22,451,957.

                                IMAGEX.COM, INC.

                                    CONTENTS

                                                                                                          PAGE NO.
PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements................................................................... 2

         Consolidated Balance Sheets as of December 31, 1999 and
           March 31, 2000................................................................................. 2

         Consolidated Statements of Operations for the Three Months
           Ended March 31, 1999 and March 31, 2000........................................................ 3

         Consolidated Statements of Shareholders' Equity for the Three Months Ended
           March 31, 2000................................................................................. 4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31,
           1999 and March 31, 2000........................................................................ 5

         Notes To Condensed Consolidated Financial Statements............................................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................................... 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................13

Item 2.  Changes in Securities and Use of Proceeds........................................................13

Item 6.  Exhibits and Reports on Form 8-K.................................................................13

SIGNATURES................................................................................................14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                IMAGEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                    DECEMBER 31,       MARCH 31,
                                                                                                       1999              2000
                                                                                                     ---------         ---------
ASSETS
Current assets
    Cash and cash equivalents                                                                        $  18,257         $ 107,952
    Accounts receivable (net of allowance for doubtful accounts of $126 and $212 at
        December 31, 1999 and March 31, 2000, respectively)                                              3,427             3,907
    Inventories                                                                                            653               656
    Prepaid expenses and other current assets                                                              610             1,030
                                                                                                     ---------         ---------
        Total current assets                                                                            22,947           113,545

Restricted cash                                                                                          1,625             2,375
Property and equipment, net                                                                              6,613             9,188
Goodwill, net                                                                                            2,132             2,060
Other assets, net                                                                                        2,351             2,085
                                                                                                     ---------         ---------
        Total assets                                                                                 $  35,668         $ 129,253
                                                                                                     ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                                 $   3,500         $   3,637
    Accrued liabilities                                                                                  1,394             1,788
                                                                                                     ---------         ---------
        Total current liabilities                                                                        4,894             5,425
                                                                                                     ---------         ---------

        Total liabilities                                                                                4,894             5,425
                                                                                                     ---------         ---------

Shareholders' equity
    Preferred stock, 30,000,000 shares authorized
      Series A convertible preferred stock, $0.01 par value; 1,500,000 shares authorized;
        no shares outstanding
    Common stock, $0.01 par value; 70,000,000 shares authorized; 17,381,639 and 22,309,837 shares
      issued and outstanding December 31, 1999 and March 31, 2000, respectively                           174                223
    Additional paid-in capital                                                                         67,118            169,085
    Unearned compensation                                                                              (2,518)            (1,952)
    Notes receivable from shareholders (including $20 from a director)                                   (168)              (156)
    Accumulated deficit                                                                               (33,832)           (43,372)
                                                                                                     ---------          ---------
        Total shareholders' equity                                                                      30,774           123,828
                                                                                                     ---------          ---------

        Total liabilities and shareholders' equity                                                   $  35,668         $ 129,253
                                                                                                     ---------         ---------

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 ---------------------------------
                                                                     1999                 2000
                                                                 ---------------------------------
Revenue                                                          $        485         $      5,569
Cost of sales                                                             375                4,191
                                                                 ------------         ------------

      Gross profit                                                        110                1,378
                                                                 ------------         ------------

Operating expenses
    General and administrative                                          1,117                5,077
    Sales and marketing                                                   631                3,995
    Product development                                                   395                1,859
    Amortization of unearned compensation,
      goodwill and other intangibles                                      398                  707
                                                                 ------------         ------------

      Total operating expenses                                          2,541               11,638
                                                                 ------------         ------------

      Loss from operations                                             (2,431)             (10,260)
                                                                 ------------         ------------

Other income
    Interest income (expense), net                                        (24)                 720
                                                                 ------------         ------------

      Net loss                                                   $     (2,455)        $     (9,540)
                                                                 ------------         ------------

Basic and diluted net loss
    per share                                                    $      (2.40)        $      (0.49)
                                                                 ------------         ------------

Weighted-average shares outstanding                                 1,053,583           19,306,911
                                                                 ------------         ------------



   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                  NOTES
                                                COMMON STOCK      ADDITIONAL                  RECEIVABLE
                                            -------------------    PAID-IN      UNEARNED         FROM       ACCUMULATED
                                              SHARES     AMOUNT    CAPITAL    COMPENSATION   SHAREHOLDERS     DEFICIT       TOTAL
                                            ----------  -------  -----------  ------------   ------------   -----------   --------
Balances, January 1, 2000                   17,381,639  $   174  $    67,118  $     (2,518)   $      (168)  $   (33,832)  $ 30,774

Net proceeds from follow-on offering
   (net of offering costs of $6,446)         4,695,595       47      101,405                                               101,452
Issuance of common stock upon exercise of
   stock options                               130,700        1           32                                                    33
Issuance of common stock upon exercise of
   warrants                                     48,870                   159                                                   159
Issuance of common stock pursuant to
   Employee Stock Purchase Plan                 53,033        1          371                                                   372
Amortization of unearned compensation                                                  566                                     566
Collection of notes receivable                                                                         12                       12
Net loss                                                                                                         (9,540)    (9,540)
                                            ----------  -------  -----------  ------------   ------------   -----------   --------
Balances, March 31, 2000                    22,309,837  $   223  $   169,085  $     (1,952)   $      (156)  $   (43,372)  $123,828
                                            ----------  -------  -----------  ------------   ------------   -----------   --------

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        ---------------------------
                                                                                           1999             2000
                                                                                        ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $  (2,455)        $  (9,540)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                             161               796
    Amortization of unearned compensation                                                     398               566
    Issuance of stock options to consultant                                                    99
    Change in operating assets and liabilities                                                (104)             (175)
                                                                                        ---------         ---------

           Net cash used in operating activities                                           (1,901)           (8,353)
                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                      (421)           (3,230)
    Deposits of restricted cash                                                                                (750)
                                                                                        ---------         ---------

           Net cash used in investing activities                                             (421)           (3,980)
                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                                                   745
    Principal payments on notes payable                                                       (40)
    Proceeds from issuance of Series D Preferred stock (net of offering costs of
       $29)                                                                                   795
    Proceeds from exercise of warrants                                                                           33
    Proceeds from exercise of options                                                                           159
    Proceeds from issuance of common stock in follow-on offering (net of
      offering costs of $6,547)                                                                             101,452
    Proceeds from issuance of common in related to
      the Employee Stock Purchase Plan                                                                          372
    Proceeds from repayment of notes receivable from shareholders                                                12
                                                                                        ---------         ---------

           Net cash provided by financing activities                                        1,500           102,028
                                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents                                         (822)           89,695
Cash and cash equivalents at
    Beginning of period                                                                       967            18,257
                                                                                        ---------         ---------
    End of period                                                                       $     145         $ 107,952
                                                                                        ---------         ---------

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

         ImageX.com, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Bellevue, Washington. The Company is an Internet-based business-to-business provider of printed business materials. The Company caters to the unique needs of every type of printing customer - individuals, small businesses, corporations, graphic art professionals, printing industry suppliers and manufacturers. The Company has filed for 52 patents for its Web-based, "just-in-time" printing manufacturing technology, which facilitates the entire workflow process from creative concept to delivery of the final product. The Company's e-procurement solution includes five services:

         - Corporate Online Printing Center, a customized, secure Web site for larger corporate customers containing an online catalog of their repeat-ordered printed business materials;

         - Small Business Printing Center, a small office/home office service through which customers order personalized printed materials from a non-customer site with online templates;

         - PrintBid.com, an online bidding service in which print customers can obtain bids from numerous participating vendors on a specific set of job criteria;

         - PaperDeals.com, an online auction service for commercial paper stock aimed at raw materials suppliers and print manufacturers; and

         - PrintPlace.com, an online vertical marketplace for the graphic arts industry.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Portions of the accompanying financial statements are derived from the audited financial statements for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements in our annual report filed on Form 10-K for the fiscal year ended December 31, 1999 and the notes thereto.

         The financial statements of the Company are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

2.       INVENTORIES

         Inventories consisted of the following at:

                                             March 31,           December 31,
                                                2000                1999
                                           (in thousands)       (in thousands)
                                         ------------------    ----------------
Paper stock and supplies                      $   253              $   225
Work-in-process                                   106                  176
Finished goods                                    297                  252
                                         ------------------    ----------------

                                              $   656              $   653
                                         ------------------    ----------------


3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted-average number of common shares outstanding.

        Net loss for the three months ended March 31, 1999 has been increased by accretion of preferred stock of $73,000 in computing earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS ACT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS TO ENCOURAGE COMPANIES TO PROVIDE PROSPECTIVE INFORMATION ABOUT THEMSELVES SO LONG AS THEY IDENTIFY THESE STATEMENTS AS FORWARD-LOOKING AND PROVIDE MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE PROJECTED RESULTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT WE MAKE IN THIS FORM 10-Q ARE FORWARD-LOOKING. IN PARTICULAR, THE STATEMENTS HEREIN REGARDING INDUSTRY PROSPECTS AND OUR FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING THE FACTORS DESCRIBED BELOW AND IN THE SECTION ENTITLED "FACTORS AFFECTING IMAGEX.COM'S OPERATING RESULTS" FROM OUR FORM 10-K FOR OUR FISCAL YEAR ENDED DECEMBER 31, 1999. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     GENERAL

         ImageX.com is an Internet-based business-to-business e-commerce company in the U.S. commercial printing industry. We derive substantially all our revenues from the sale of printed business materials in both the marketing/promotional and general office categories. Such products include business cards, stationery, letterhead and other general office products, as well as color marketing brochures, sell sheets and similar products.

         By March 31, 2000, we had

         -        grown to 239 online customers

         - expanded our sales regions beyond Seattle to include Los Angeles, San Francisco, New York City, Chicago, New Jersey, Portland, Washington DC, Orange County, San Jose, Atlanta, Dallas, Philadelphia, Miami, San Leandro, Boston, Tampa, and Connecticut;

         - 52 patent applications pending on our proprietary corporate Online Printing Center technology;

         - launched PrintPlace.com a vertical marketplace designed to provide supply chain value all the way from print users, graphic designers, print buyers and printers to suppliers within the entire graphic arts industry;

         - expanded our product offerings to include a broad range of marketing promotional materials and general office materials; and

         - grown to 365 employees (including employees from the acquisition of Fine Arts Graphics, Image Press and PrintBid).

         On February 11, 2000, we completed our follow-on offering and the underwriters exercised their over-allotment options in full on March 14, 2000 for a total of 4,695,595 shares of additional common stock. The net proceeds were approximately $ 101.5 million.

         On March 20, 2000, we signed a definitive agreement to acquire Creativepro.com, Inc. for a total of approximately 4.3 million shares of ImageX.com common stock and $9.9 million in cash.

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

     REVENUES

         We derive substantially all our revenues from the sale of printed products in both the marketing/ promotional and office stationery categories. Our revenues, which consist of product and service revenues, totaled $5.6 million for the first three months of 2000 compared to $485,000 for the first three months of 1999. We recognize product revenues when we ship an order to the customer. We also generate revenues from services related to the setup and management of each customer's customized Online Printing Center. Even though service revenues constitute only a small portion of overall revenues, we charge for constructing the Online Printing Center website, and creating and revising the printed materials in the customer's customized website. We also charge annual maintenance fees.

     GROSS PROFIT

         For products that are produced by our commercial printing vendor network, gross profit is the selling price of a specific product less the price our vendor charges us. For products that we produce in our own facilities, gross profit is calculated as the selling price of the product, less manufacturing costs including certain allocated overhead.

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

     AMORTIZATION

         Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the excess, if any, of the fair market value of our common stock at the date of grant over the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options using an accelerated method. The amortization of goodwill and other intangible assets are a result of the acquisitions of Fine Arts Graphics and Image Press. The amortization of goodwill is over a 10-year period and the amortization of other intangible assets range from a 3 to 8 year period.

     NET LOSS

         Net loss is calculated as gross profit less operating expenses and is a function of revenues, cost of sales and other expenses, namely, sales and marketing, product development, general and administrative and amortization of unearned compensation, goodwill and other intangible assets. We have incurred significant net losses since our inception. As of March 31, 2000, we had accumulated a deficit of $43.4 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     REVENUE

         Revenues were $485,000 and $5.6 million for the three month periods ended March 31, 1999 and 2000, respectively, representing an increase of $5.1 million, or 1048%, in 2000 over the comparable period in 1999. This increase was primarily due to the acquisition of Fine Arts Graphics and Image Press customers in 1999 and to an increased number of additional customers using our online system, from 108 customers in the three month period ended March 31, 1999 to 239 customers in the comparable period in 2000. The increase in the number of customers contributes to both increased product and service revenues.

     GROSS PROFIT

         Gross profit was $110,000 and $1.4 million for the three month period ended March 31, 1999 and 2000, respectively. Gross profit increased by $1.3 million for the three month periods ended March 31, 2000 over the same period in 1999. Gross margin was 23% for the three month period ended March 31, 2000 and 25% for the three month period ended March 31, 1999. The increase in gross profit and gross margin were primarily due to lower costs due to increased volume.

     SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses and travel expenses. Sales and marketing expenses were $631,000 and $4 million for the three months ended March 31, 1999 and 2000, respectively. Sales and marketing expenses increased $3.4 million, or 533%, for the three months ending March 31, 2000 as compared to the same period ended in 1999. The increase in sales and marketing expenses resulted primarily from hiring new sales representatives and marketing personnel, travel expenses, and marketing expenses including public relations, company website maintenance, print media insertions, telemarketing expenses and printed marketing materials.

     PRODUCT DEVELOPMENT EXPENSES

         Product development expenses consist primarily of salaries and benefits for developers, product managers, and quality assurance personnel. Product development expenses were $395,000 and $1.9 million for the three months ended March 31, 1999 and 2000, respectively. Product development expenses increased $1.5 million, or 371%, for the three months ended March 31, 2000 as compared to the same period ended in 1999. The increase in product development expenses were due to increased salary and benefit related expenses from increased staffing, including software development personnel. We believe that continued investment in product development is critical to attaining our goals and that the dollar amount of product development expenses will increase in future periods, although they may decline as a percent of total revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $1.1 million and $5.1 million for the three months ended March 31, 1999 and 2000, respectively. This represents an increase of $4 million, or 355%, in general and administrative expenses in 2000 over the comparable three month period in 1999. The increase was primarily due to our hiring additional executives, finance, administrative and information technology personnel to support the growth of our business. In addition, we have had higher expenses resulting from depreciation, software maintenance expenses and professional fees. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff.

     AMORTIZATION

         The amortization of unearned compensation was $398,000 and $566,000 for the three months ended March 31, 1999 and 2000, respectively. The unamortized portion of this total unearned compensation amount is reflected as a reduction of shareholders' equity, and will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

         The amortization of goodwill and other intangibles is $0 and $141,000 for the three month periods ended March 31, 1999 and 2000, respectively. The amortization of goodwill and other intangibles is a result of the acquisition of Fine Arts Graphics and Image Press.

     OTHER INCOME (EXPENSE) NET

         Other income and expense consists primarily of interest income and interest expense. The net other income/expense were an expense of $24,000 and income of $720,000 for the three month period ended March 31, 1999 and 2000, respectively. The expense for the first quarter 1999 was interest on short term debt incurred during the quarter. As a result of the cash received in our public offering in August 1999 and our follow-on offering in February 2000, we have a net interest income for the three month ended March 31, 2000.

     INCOME TAXES

         No provision for federal and state income taxes has been recorded to date because we incurred net operating losses from inception through March 31, 2000. As of March 31, 2000, we had approximately $40 million of net operating loss carryforwards for federal income tax purposes, expiring in 2011 through 2020. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, no deferred tax asset has been recorded.

     NET LOSS

         The net loss was $2.5 million and $9.5 million for the three month periods ended March 31, 1999 and 2000, respectively. The increase in net loss for the three month period ended March 31 of $7.1 million as compared to the same period in 1999 was primarily due to increases in all expense categories - sales and marketing, product development, general and administrative, and amortization as the Company has completed two acquisitions and had significant growth overall.

LIQUIDITY AND CAPITAL RESOURCES

         In February and March, 2000 we completed our follow-on offering of common stock and issued additional 4,695,595 shares at $23 per share. The net proceeds from this offering were approximately $101.5 million, net of underwriting discounts, commissions and other offering costs.

         As of March 31, 2000, we had cash and cash equivalents of $108 million, representing an increase of $89.7 million from cash and cash equivalents held as of December 31, 1999. Our working capital at December 31, 1999 was $18.1 million, compared to $108.1 million at March 31, 2000.

         Net cash used in operating activities was $1.9 million and $8.4 million for the three month periods ended March 31, 1999 and 2000, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and increases in accounts receivable were partially offset by increases in current liabilities, including trade payables.

         Net cash used in investing activities was $421,000 and $4 million for the three month periods ended March 31, 1999 and 2000, respectively, and consisted primarily of capital expenditures, including equipment.

         Net cash provided by financing activities was $1.5 million for the three month period ended March 31, 1999 and was primarily from the issuance of convertible preferred stock and borrowings pursuant to our bank credit facilities. Net cash provided by financing activities was $102 million for the three month period ended March 31, 2000 and consisted primarily of $101.5 million in net proceeds from the issuance of common stock in our follow-on offering.

         We anticipate continued capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of any new acquired businesses. We may increase our operating expenses which will consume a material amount of our cash resources; however, we believe that our existing cash and cash equivalents together with available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions that we complete, our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our existing shareholders.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are cash and cash equivalents. We do not have any derivative instruments.

         The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)      USE OF PROCEEDS

         During February 2000, our registration statement on Form S-1/A, file number 333-94639, became effective. The offering date was February 11, 2000. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Chase H&Q, Banc of America Securities LLC, Prudential Volpe Technology and SG Cowen. The offering consisted of 5,750,000 shares of our common stock, including 750,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. Of these shares 1,054,405 shares were sold on behalf of existing shareholders. The aggregate price of the shares offered and sold for the Company was $108 million. After accounting for approximately $5.6 million in underwriting discounts and commissions and $912,000 in other expenses, we received proceeds of $101.5 million.

         None of the net offering proceeds were paid, and none of the follow-on offering expenses related to payments, directly or indirectly, to directors, officers or general partners of ImageX.com or their associates, persons owning 10% or more of any class of our securities, or affiliates of ImageX.com. Included in other expenses were costs related to the 1,054,405 shares sold for shareholders of ImageX.com.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27.1 Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         We filed an amendment to our Current Report on Form 8-K dated December 22, 1999 relating to our completion of the acquisition of 100% of PrintBid.com, Inc., an Oregon corporation and providing certain financial information, which information was impracticable to provide at the time ImageX.com filed the Current Report on Form 8-K dated December 22, 1999.

         We filed a Current Report on Form 8-K on February 7, 2000 announcing our 31-day post-merger combined financial results following our business combination with PrintBid.com, Inc, pursuant to the U.S. Securities and Exchange Commission (SEC) regulations (Accounting Staff Release No. 135, as amended by Staff Accounting Bulletins Nos. 65 and 76) in order for affiliates to be able to sell their shares in our public offering.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IMAGEX.COM, INC.
                                            (Registrant)

Date: May 15, 2000                          By   /s/ Robin L. Krueger
                                              -------------------------------
                                               Robin L. Krueger
                                               Chief Financial Officer