Form 10-Q
period 2000-06-30
IMAGEX COM INC
filed 2000-08-14
CIK 1072369

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                         10210 NE POINTS DR., SUITE 200
                               KIRKLAND, WA 98033
                    (Address of principal executive offices)

                                 (425) 576-6500
                         (Registrant's telephone number)

     Indicated by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

     The number of shares of common stock, $.01 par value, outstanding on August 4, 2000 was 26,490,977.

                                IMAGEX.COM, INC.

                                    CONTENTS


                                                                                                          PAGE NO.
PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements......................................................   2

         Consolidated Balance Sheets as of  June 30, 2000 and December 31, 1999...........................   2

         Consolidated Statements of Operations for the Three and Six Months Ended
               June 30, 2000 and June 30, 1999............................................................   3

         Consolidated Statement of Shareholders' Equity for the Six Months Ended
               June 30, 2000..............................................................................   4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30,
               2000 and June 30, 1999.....................................................................   5

         Notes To Consolidated Financial Statements.......................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................  13

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................  15

Item 2.  Changes in Securities and Use of Proceeds........................................................  15

Item 4.  Submission of Matters to a Vote of Security Holders..............................................  16

Item 6.  Exhibits and Reports on Form 8-K.................................................................  17

SIGNATURES................................................................................................  18


                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IMAGEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                              JUNE 30,   DECEMBER 31,
                                                                                               2000          1999
                                                                                            ----------   ------------
ASSETS
Current assets
    Cash and cash equivalents                                                                $  60,161    $  18,257
    Accounts receivable (net of allowances for doubtful accounts and returns totaling
     $1,310 and $126 at June 30, 2000 and December 31, 1999 respectively)                        9,594        3,427
    Inventories                                                                                  5,750          653
    Prepaid expenses and other current assets                                                    1,448          610
                                                                                            ----------   ------------
         Total current assets                                                                   76,953       22,947

Restricted cash                                                                                  2,413        1,625
Property and equipment, net                                                                     19,582        6,613
Goodwill, net                                                                                   43,052        2,132
Other assets, net                                                                               12,765        2,351
                                                                                            ----------   ------------
          Total assets                                                                       $ 154,765    $  35,668
                                                                                            ==========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                         $   7,468    $   3,500
    Accrued liabilities
                                                                                                 4,364        1,394
                                                                                            ----------   ------------
        Total current liabilities                                                               11,832        4,894
                                                                                            ----------   ------------

        Total liabilities                                                                       11,832        4,894
                                                                                            ----------   ------------


Shareholders' equity
    Preferred stock, 30,000,000 shares authorized
         Series A convertible preferred stock, $0.01 par value; 1,500,000 shares authorized; no shares outstanding
    Common stock, $0.01 par value; 70,000,000 shares authorized; 26,375,197 and
         17,381,639 shares issued and outstanding June 30, 2000 and
         December 31, 1999 respectively                                                            264          174
    Additional paid-in capital                                                                 198,434       67,118
    Unearned compensation                                                                       (1,501)      (2,518)
    Notes receivable from shareholders                                                            (124)        (168)
    Accumulated deficit                                                                        (54,140)     (33,832)
                                                                                            ----------   ------------
        Total shareholders' equity                                                             142,933       30,774
                                                                                            ----------   ------------
        Total liabilities and shareholders' equity                                           $ 154,765    $  35,668
                                                                                            ==========   ============


   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30                          JUNE 30
                                                            2000            1999              2000          1999
Revenue                                                $      7,134    $      2,841    $     12,702    $      3,326
Cost of sales                                                 4,759           2,137           8,950           2,512
                                                       ------------    ------------    ------------    ------------
Gross profit                                                  2,375             704           3,752             814

Operating expenses
    General and administrative                                5,743           2,003          10,903           3,120
    Sales and marketing                                       5,308           1,265           9,303           1,896
    Product development                                       1,773             527           3,548             922
    Amortization of unearned
        compensation, goodwill and other intangibles            712             339           1,419             737
    In-process research and development                       1,062                           1,062
                                                       ------------    ------------    ------------    ------------

      Total operating expenses                               14,598           4,134          26,235           6,675
                                                       ------------    ------------    ------------    ------------

      Loss from operations                                  (12,223)         (3,430)        (22,483)         (5,861)
                                                       ------------    ------------    ------------    ------------

   Interest income (expense), net                             1,454             (40)          2,175             (64)
                                                       ------------    ------------    ------------    ------------

      Net loss                                         $    (10,769)   $     (3,470)   $    (20,308)   $     (5,925)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.48)   $      (2.77)   $      (0.97)   $      (5.20)
                                                       ============    ============    ============    ============

Weighted-average shares outstanding                      22,453,920       1,250,659      20,888,692       1,152,655
                                                       ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                                  NOTES
                                                  COMMON STOCK      ADDITIONAL                 RECEIVABLE
                                            ---------------------    PAID-IN      UNEARNED        FROM      ACCUMULATED
                                              SHARES      AMOUNT     CAPITAL    COMPENSATION  SHAREHOLDERS     DEFICIT    TOTAL
                                            ----------   --------   ----------  ------------  ------------  -----------  --------
Balances, January 1, 2000                   17,381,639   $    174   $   67,118  $     (2,518) $       (168) $   (33,832) $ 30,774


Net proceeds from follow-on offering
   (net of offering costs of $6,446)         4,695,595         47      101,405                                            101,452

Issuance of common stock upon exercise of
   stock options                               303,350          3           61                                                 64

Issuance of common stock upon exercise of
   warrants                                    187,762          2          568                                                570

Issuance of common stock pursuant to
   Employee Stock Purchase Plan                 53,033          1          371                                                372

Issuance of common stock and options for
   acquisitions                              3,753,818         37       28,911                                             28,948

Amortization of unearned compensation                                                  1,017                                1,017
Collection of notes receivable
                                                                                                        44                     44
Net loss
                                                                                                                (20,308)  (20,308)
                                            ----------   --------   ----------  ------------  ------------  -----------  --------
Balances, June 30, 2000                     26,375,197   $    264   $  198,434  $     (1,501) $       (124) $   (54,140) $142,933
                                            ==========   ========   ==========  ============  ============  ===========  ========




   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ----------------------
                                                                                    2000         1999
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $ (20,308)   $  (5,925)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                     2,085          492
    Amortization of unearned compensation                                             1,017          702
    Interest expense for warrants issued in connection with bridge financing                         115
    Issuance of stock options to consultant                                                          200
    Write-off of acquired in process research and development                         1,062
    Change in operating assets and liabilities                                          244          194
                                                                                  ---------    ---------

           Net cash used in operating activities                                    (15,900)      (4,222)
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                              (9,785)      (1,426)
    Deposits of restricted cash                                                        (788)
    Purchase of Creativepro.com, net of cash acquired                               (13,381)
    Purchase of Howard Press, net of cash acquired                                  (12,494)
    Purchase of Fine Arts net, of cash acquired                                                   (4,810)
                                                                                  ---------    ---------

           Net cash used in investing activities                                    (36,448)      (6,236)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                                                        2,283
    Principal payments on notes payable                                                             (321)
    Repayment of letter of credit                                                                    (96)
    Proceeds from issuance of Preferred stock net of offering costs                               24,740
    Proceeds from exercise of warrants and options                                      635           30
    Deferred offering costs                                                                         (510)
    Proceeds from issuance of common stock in follow-on offering (net of
      offering costs of $6,547)                                                     101,452
    Repayment of debts assumed in Creativepro.com and Howard Press acquisitions      (8,251)
    Proceeds from issuance of common stock related to
      the Employee Stock Purchase Plan                                                  372
    Proceeds from repayment of notes receivable from shareholders                        44
                                                                                  ---------    ---------

           Net cash provided by financing activities                                 94,252       26,126
                                                                                  ---------    ---------

Net increase in cash and cash equivalents                                            41,904       15,668
Cash and cash equivalents at
    Beginning of period                                                              18,257          967
                                                                                  ---------    ---------

    End of period                                                                 $  60,161    $  16,635
                                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

     ImageX.com, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company is an Internet-based business-to-business provider of printed business materials. The Company caters to the unique needs of every type of printing customer - individuals, small businesses, corporations, graphic art professionals, printing industry suppliers and manufacturers. The Company has filed for 83 patents for its Web-based, "just-in-time" printing manufacturing technology, which facilitates the entire workflow process from creative concept to delivery of the final product. The Company's e-procurement solution includes the following services:

     - Corporate Online Printing Center, a customized, secure Web site for larger corporate customers containing an online catalog of their repeat-ordered printed business materials;
     - Small Business Printing Center, a small office/home office service through which customers order personalized printed materials from a non-customer site with online templates;
     - PrintBid.com, an online bidding service in which print customers can obtain bids from numerous participating vendors on a specific set of job criteria;
     - PrintPlace.com, an online vertical marketplace for the graphic arts industry;
     - Creativepro.com, a web portal offering industry news, reviews, e-stores for graphic design professionals; and
     - Extensis productivity software including Portfolio(TM) media asset manager and Suitcase(R) font manager.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Portions of the accompanying financial statements are derived from the audited financial statements as of and for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies, and will be effective starting from the fourth quarter of 2000. Management believes that the impact of SAB101 will have no material effect on the financial position and results of operations of the Company.

     In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for certain issues such as the definition of "employee", criteria for determining noncompensatory plan, as well as accounting for modification to fixed stock options and exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. Management believes that the impact of FIN 44 will have no material effect on the financial position and results of operations of the Company.

2.   INVENTORIES

     Inventories consisted of the following at:


                                           June 30,        December 31,
                                            2000              1999
                                       (in thousands)    (in thousands)
                                      ---------------   ---------------
Raw materials & Supplies              $         1,550   $           225
Work-in-process                                   890               176
Finished goods                                  3,310               252
                                      ---------------   ---------------
                                      $         5,750   $           653
                                      ===============   ===============


3.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase.

     Net loss for the six months ended June 30, 1999 has been increased by accretion of preferred stock of $73,000 in computing earnings per share.

     All options to purchase common stock, as described below, were excluded from the 2000 and 1999 EPS calculation because they were anti-dilutive as a result of the net loss incurred by the Company. Options to purchase 3,352,925 and 2,130,825 shares of common stock at $0.04 to $33.75 per share and $0.20 to $12 per share, were outstanding as of June 30, 2000 and 1999 respectively.

4.   ACQUISITIONS

     On June 21, 2000 the Company completed the acquisition of Creativepro.com, Inc., an Oregon corporation. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued 3,541,195 shares of stock and $11.5 million in cash resulting in an aggregate purchase price of $45.2 million, including transaction cost of $2.8 million.

     On June 27, 2000 the Company completed the acquisition of certain assets and liabilities of Howard Press Limited Partnership, a Delaware limited partnership. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued 212,623 shares of stock and $12.6 million in cash resulting in an aggregate purchase price of $19.3 million, including transaction cost of $0.3 million.

     In accordance with the provisions of APB No. 16, all identifiable assets and liabilities were assigned a portion of the cost of the acquisitions based on their respective fair values. The estimated values of identifiable intangibles were determined by independent valuations. The determination of the allocation of the purchase price is based on certain preliminary data and estimates at June 30, 2000. Identifiable intangible assets and goodwill are included in "Intangibles and other assets" in the accompanying consolidated balance sheets. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 10 years.

     The pro forma consolidated financial information reflects the results of operations of the Company for the six months ended June 30, 2000 and 1999 as if the acquisitions of Fine Arts Graphics (acquired April 13, 1999), Image Press (acquired September 21, 1999), Creativepro.com, and Howard Press had occurred at the beginning of each year. The pro forma information gives effect to certain adjustments, including amortization of allocated costs of assembled and trained work force, customer relationship, web portal, existing technology and goodwill. The pro forma adjustments exclude the effect of the nonrecurring charge of $1.1 million for purchased in-process research and development recorded by the Company in second quarter of 2000 following the acquisitions. The pro forma adjustments would have resulted in revenues of $ 33.8 million and $34.1 million, net loss of $25.1 million and $8.9 million, and basic and diluted loss per share of $1.03 and $1.79 for the six months ended June 30, 2000 and 1999. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved if ImageX.com had made these acquisitions during the specified periods.

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

     By June 30, 2000, we had

     -    grown to 287 online customers

     - expanded our sales regions beyond Seattle to include Los Angeles, San Francisco, New York City, Chicago, New Jersey, Portland, Washington DC, Orange County, San Jose, Atlanta, Dallas, Philadelphia, Miami, San Leandro, Boston, Tampa, Connecticut, Denver, Baltimore, Phoenix, and Detroit;

     - 83 patent applications pending on our proprietary corporate Online Printing Center technology;

     - launched PrintPlace.com a vertical marketplace designed to provide supply chain value all the way from print users, graphic designers, print buyers and printers to suppliers within the entire graphic arts industry;

     - expanded our product offerings to include a broad range of marketing promotional materials and general office materials;

     - acquired Creativepro.com to bring significant new corporate customers and technology used by more than one million graphic arts professionals;

     - acquired Howard Press to add to ImageX.com's existing Fortune 1000 customer base, as well as an experienced sales force and additional web-based fulfillment capabilities;

     - grown to 772 employees (including employees from the acquisition of Fine Arts Graphics, Image Press, PrintBid, Creativepro.com, and Howard Press).

     On February 11, 2000, we completed our follow-on offering and the underwriters exercised their over-allotment options in full on March 14, 2000 for a total of 4,695,595 shares of additional common stock. The net proceeds were approximately $101.5 million.

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

     REVENUES

     During 1999 and the first half of 2000, we derived substantially all our revenues from the sale of printed products in both the marketing/ promotional and office stationery categories. Our revenues, which consist of product and service revenues, total $7.1 million for the second quarter 2000 and $12.7 million for the six months ended June 30, 2000. We recognize product revenues when we ship an order to the customer. We also generate revenues from services related to the setup and management of each customer's customized Online Printing Center. Even though service revenues constitute only a small portion of overall revenues, we charge for constructing the Online Printing Center website, creating and revising the printed materials in the customer's customized website. We also charge annual maintenance fees.

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

     AMORTIZATION

     Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the excess, if any, of the fair market value of our common stock at the date of grant over the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options using an accelerated method. The amortization of goodwill and other intangible assets are a result of the acquisitions of Fine Arts Graphics, Image Press, Creativepro.com, and Howard Press. The amortization of goodwill is over a 10-year period and the amortization of other intangible assets range from 3 to 8 years.

     NET LOSS

     Net loss is calculated as gross profit less operating expenses and is a function of revenues, cost of sales and other expenses, namely, sales and marketing, product development, general and administrative and amortization of unearned compensation, goodwill and other intangible assets. We have incurred significant net losses since our inception. As of June 30, 2000, we had accumulated a deficit of $54.1 million.

RESULTS OF OPERATIONS

     REVENUE

     Revenues were $7.1 million and $2.8 million for the three month periods ended June 30, 2000 and 1999, respectively, representing an increase of $4.3 million. Revenues totaled $12.7 million and $3.3 million for the six months ended June 30, 2000 and 1999 respectively. These increases were primarily due to the acquisition of Fine Arts Graphics and Image Press customers in 1999 and to an increased number of additional customers using our online system, from 124 customers as of June 30, 1999 to 287 customers as of June 30, 2000. The increase in the number of customers contributes to both increased product and service revenues.

     GROSS PROFIT

     Gross profit was $2.4 and $0.7 million for the three month period ended June 30, 2000 and 1999, respectively, representing a increase of $1.7 million. Gross margin was 33% for the three month period ended June 30, 2000 and 25% for the three month period ended June, 30 1999. For the six months ending June 30, 2000, gross profit was $3.8 million, comparing to $0.8 million from the same period in 1999, and gross margin increased to 30% from 24%. The increases in gross profit and gross margin were primarily due to higher volume, increased prices, and acquisitions.

     SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses and travel expenses. Sales and marketing expenses were $5.3 million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively, an increase of $4 million. For the six months ended June 30, 2000 and 1999, these expenses were $9.3 million and $1.9 million, an increase of $7.4 million. The increases in sales and marketing expenses resulted primarily from hiring new sales representatives and marketing personnel, travel expenses, and marketing expenses including advertising, public relations, company website maintenance, print media insertions, and telemarketing expenses.

     PRODUCT DEVELOPMENT EXPENSES

     Product development expenses consist primarily of salaries and benefits for developers, product managers, and quality assurance personnel. Product development expenses were $1.8 million and $0.5 million for the three months ended June 30, 2000 and 1999, an increase of $1.3 million. For the six months ended June 30, 2000 and 1999, these expenses were $3.5 million and $0.9 million, an increase of $2.6 million. The increases in product development expenses were due to increased salary and benefit related expenses from increased staffing, including software development personnel. We believe that continued investment in product development is critical to attaining our goals and that the dollar amount of product development expenses will increase in future periods, although they may decline as a percentage of total revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $4.7 million and $1.8 million for the three months ended June 30, 2000 and 1999, an increase of $2.9 million. For the six months ended June 30, 2000 and 1999, these expenses were $9.2 million and $2.8 million, an increase of $6.4 million. The increase was primarily due to our hiring additional executive, finance, administrative and information technology personnel to support the growth of our business. In addition, we have had higher expenses resulting from depreciation, professional fees, rent and other office expenses. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff.

     AMORTIZATION

     The amortization of unearned compensation was $0.5 million and $0.3 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, these expenses were $1 million and $0.7 million. The unamortized portion of this total unearned compensation amount is reflected as a reduction of shareholders' equity, and will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

     The amortization of goodwill and other intangibles was $261,000 and $35,000 for the three month periods ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, these expenses were $402,000 and $35,000. The intangible assets being amortized result primarily from acquisitions.

     IN PROCESS RESEARCH AND DEVELOPMENT

     Among the assets purchased in the Creativepro.com, Inc. acquisition were two software projects under development, Preflight Online and Suitcase 9.0 for Windows. Both of these new products were between 85% and 90% completed at the date of acquisition and have no alternative use if not completed successfully. We expect that both products will be completed during the third quarter and will generate revenue in the second half of 2000. These projects were valued using a discounted cash flow analysis (19% discount rate) by independent consultants. The $1,062,000 of value derived from the analysis was expensed in the second quarter of 2000.

     INTEREST INCOME (EXPENSE) NET

     The net interest income (expense) were $1.5 million and ($40,000) for the three month period ended June 30, 2000 and 1999, respectively. Net interest income (expense) were $2.2 million and ($64,000) for the six month period ended June 30, 2000 and 1999. The expense for the first quarter and first half of 1999 resulted primarily from interest on short-term debt. As a result of the cash received in our public offering in August 1999 and our follow-on offering in February 2000, we have net interest income for the three and six month periods ended June 30, 2000.

     INCOME TAXES

         No provision for federal and state income taxes has been recorded to date because we incurred net operating losses from inception through June 30, 2000. As of June 30, 2000, we had approximately $50.1 million of net operating loss carryforwards for federal income tax purposes, expiring in 2011 through 2020. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, no deferred tax asset has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March, 2000 we completed our follow-on offering of common stock and issued an additional 4,695,595 shares at $23 per share. The net proceeds from this offering were approximately $101.5 million, net of underwriting discounts, commissions and other offering costs.

     As of June 30, 2000, we had cash and cash equivalents of $60.2 million, representing an increase of $41.9 million from cash and cash equivalents held as of December 31, 1999. Our working capital at June 30, 2000 was $65.1 million, compared to $18.1 million at December 31, 1999.

     Net cash used in operating activities was $15.9 million and $4.2 million for the six month periods ended June 30, 2000 and 1999, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and increases in accounts receivable were partially offset by increases in current liabilities, including trade payables.

     Net cash used in investing activities was $36.4 million and $6.2 million for the six month periods ended June 30, 2000 and 1999, respectively, and consisted primarily of acquisitions described elsewhere and capital expenditures, including equipment.

     Net cash provided by financing activities was $94.3 million for the six month period ended June 30, 2000 and consisted primarily of $101.5 million in net proceeds from the issuance of common stock in our follow-on offering. Net cash provided by financing activities was $26.1 million for the six month period ended June 30, 1999 and was primarily from the issuance of convertible preferred stock and borrowings pursuant to our bank credit facilities.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

     In December 1999, SEC issued SAB 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB101 will have no material effect on the financial position and results of operations of the Company.

     In March 2000, FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for certain issues such as the definition of "employee", criteria for determining noncompensatory plan, as well as accounting for modification to fixed stock options and exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. Management believes that the impact of FIN 44 will have no material effect on the financial position and results of operations of the Company.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 30, 2000, Markzware, a California corporation, filed a lawsuit in federal court against Creativepro.com, Inc., a wholly owned subsidiary of ImageX.com alleging patent infringement. The complaint seeks actual, statutory and injunctive relief. Although Creativepro.com, Inc disputes each and every allegation of wrongdoing in this complaint and is aggressively defending itself in this action, there can be no assurance that it will prevail in this lawsuit. From time to time, ImageX.com and its affiliate companies are subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities

     On June 21, 2000, the Company acquired Creativepro.com, Inc. in exchange for the issuance of 3,541,137 shares of common stock and $11.5 million cash. Options and warrants to purchase Creativepro.com common stock were assumed by the Company and converted into options and warrants to purchase a total of approximately 765,941 shares of Company common stock on the same vesting terms and on substantially the same other terms and conditions of Creativepro's stock option plan and warrants. No underwriters were used and the recipients of the Company's Common Stock were the shareholders of the acquired company. The shares were not registered under the Securities Act pursuant to the exemption set forth in Section 3(a)(10) thereof.

     On June 27, 2000, the Company acquired Howard Press Limited Partnership in exchange for the issuance of 212,623 shares of Company Common Stock and $12.6 million cash. No underwriters were used and the recipients of the Company's Common Stock were the partners of the acquired partnership. The shares were not registered under the Securities Act pursuant to the exemption set forth in
Section 4(2) thereof.

(d)  Use of Proceeds

     During February 2000, our registration statement on Form S-1/A, file number 333-94639, became effective. The offering date was February 11, 2000. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Chase H&Q, Bank of America Securities LLC, Prudential Volpe Technology and SG Cowen. The offering consisted of 5,750,000 shares of our common stock, including 750,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. Of these shares 1,054,405 shares were sold on behalf of existing shareholders. The aggregate price of the shares offered and sold for the Company was $108 million. After accounting for approximately $5.6 million in underwriting discounts and commissions and $912,000 in other expenses, we received proceeds of $101.5 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual stockholders' meeting held on May 2, 2000, the following proposals were adopted by the margin indicated:

1. To elect eight directors to our board of directors to serve for terms described in the proxy statement filed on March 22, 2000.


NOMINEE                              SHARES                  SHARES
                                      FOR                    WITHHELD
-------------------------------------------------------------------------------
John E. Ardell                      17,148,840                19,782
Garrett P. Gruener                  17,149,840                18,782
F. Joseph Verschueren               17,149,840                18,782
Elwood D. Howse, Jr.                17,149,840                18,782
Bernee D. L. Strom                  17,149,840                18,782
Richard P. Begert                   17,149,840                18,782
Wayne M. Perry                      17,150,140                18,482
Richard R. Sonstelie                17,149,840                18,782
-------------------------------------------------------------------------------


2. To approve of an amendment increasing the number of shares of common stock reserved for issuance under our 1996 Amended and Restated Stock Incentive Compensation Plan and qualifying it for exemption under Section 162(m) of the Internal Revenue Code.

     Shares Voting:
     ------------------

         For                         12,586,801
         Against                      1,240,253
         Abstain                         18,586
         Broker Non-Votes             3,325,690

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1* Amended and Restated 1996 Stock Incentive Compensation Plan
           *Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-39868) filed June 22, 2000.

     10.1* Amended and Restated Extensis Corporation 1994 Stock Incentive Plan
           *Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-39864) filed June 22, 2000.

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

     We filed a Current Report on Form 8-K on February 7, 2000 announcing our 31-day post-merger combined financial results following our business combination with PrintBid.com, Inc., pursuant to the U.S. Securities and Exchange Commission
(SEC) regulations (Accounting Staff Release No. 135, as amended by Staff Accounting Bulletins Nos. 65 and 76) in order for affiliates to be able to sell their shares in our public offering.

     We filed a Current Report on Form 8-K on July 5, 2000 under item 2 and 7 announcing our acquisition of Creativepro.com, Inc., an Oregon corporation.

     We filed a Current Report on Form 8-K on July 12, 2000 under item 2 and 7 announcing our acquisition of Howard Press Limited Partnership, a Delaware Limited Partnership.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMAGEX.COM, INC.
                                        (Registrant)



Date: August 10, 2000                   By /s/ Robin L. Krueger
                                          -------------------------------
                                          Robin L. Krueger
                                          Chief Financial Officer