Form 10-Q
period 2000-09-30
IMAGEX COM INC
filed 2000-11-14
CIK 1072369

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-78271

IMAGEX.COM, INC.

(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1727170 (IRS Employer Identification No.)

10210 NE Points Dr., Suite 200
Kirkland, WA 98033
(Address of principal executive offices)

(425) 576-6500
(Registrant's telephone number)

    Indicated by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock, $.01 par value, outstanding on November 2, 2000 was 26,529,946.

IMAGEX.COM, INC.
CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMAGEX.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)
(unaudited)

	September 30, 2000	December 31, 1999
Assets
Current assets
Cash and cash equivalents	$51,138	$18,257
Accounts receivable (net of allowances for doubtful accounts and returns totaling $1,311 and $126 at September 30, 2000 and December 31, 1999 respectively)	12,046	3,427
Inventories	5,130	653
Prepaid expenses and other current assets	1,422	610

Total current assets	69,736	22,947
Restricted cash	2,382	1,625
Property and equipment, net	22,155	6,613
Goodwill, net	42,838	2,132
Other assets, net	12,336	2,351

Total assets	$149,447	$35,668

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$7,453	$3,500
Accrued liabilities	4,412	1,394

Total current liabilities	11,865	4,894
Notes Payable, net of current portion	8,025

Total liabilities	19,890	4,894

Shareholders' equity
Common stock, $0.01 par value; 70,000,000 shares authorized; 26,512,875 and 17,381,639 shares issued and outstanding September 30, 2000 and December 31, 1999, respectively.	265	174
Additional paid-in capital	199,058	67,118
Unearned compensation	(1,135)	(2,518)
Notes receivable from shareholders	(112)	(168)
Accumulated other comprehensive income (loss)	(40)
Accumulated deficit	(68,479)	(33,832)

Total shareholders' equity	129,557	30,774

Total liabilities and shareholders' equity	$149,447	$35,668

The accompanying notes are an integral part of these financial statements.

IMAGEX.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Revenue	$18,481	$3,320	$31,184	$6,646
Cost of sales	12,152	2,474	21,103	4,986

Gross profit	6,329	846	10,081	1,660

Operating expenses
General and administrative	8,002	3,343	18,658	6,464
Sales and marketing	8,340	2,071	17,643	3,967
Product development	3,112	1,300	6,908	2,256
Amortization of unearned compensation, goodwill and other intangibles	2,139	926	3,558	1,628
In-process research and development			1,062

Total operating expenses	21,593	7,640	47,829	14,315

Loss from operations	(15,264)	(6,794)	(37,748)	(12,655)
Interest income (expense), net	926	48	3,101	(16)

Net loss	$(14,338)	$(6,746)	$(34,647)	$(12,671)

Basic and diluted net loss per share	$(0.55)	$(0.84)	$(1.53)	$(3.67)

Weighted-average shares outstanding	26,092,084	8,053,109	22,635,817	3,478,089

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net loss	$(14,338)	$(6,746)	$(34,647)	$(12,671)
Other comprehensive income (loss):
Foreign currency translation	(40)		(40)

Comprehensive income (loss)	$(14,378)	$(6,746)	$(34,687)	$(12,671)

The accompanying notes are an integral part of these financial statements.

IMAGEX.COM, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands except share data)
(unaudited)

	Common stock				Notes receivable from shareholders	Accumulated other comprehensive income (loss)
			Additional paid-in capital	Unearned compensation			Accumulated deficit
	Shares	Amount						Total
Balances, January 1, 2000	17,381,639	$174	$67,118	$(2,518)	$(168)		$(33,832)	$30,774
Net proceeds from follow-on offering (net of offering costs of $6,446)	4,695,595	47	101,399					101,446
Issuance of common stock upon exercise of stock options	326,382	3	97					100
Issuance of common stock upon exercise of warrants	187,762	1	568					569
Issuance of common stock pursuant to Employee Stock Purchase Plan	154,159	2	886					888
Issuance of common stock and options for acquisitions	3,753,818	38	28,911					28,949
Shares issued for operating expenses	13,520		79					79
Amortization of unearned compensation				1,383				1,383
Collection of notes receivable					56			56
Currency translation						(40)		(40)
Net loss							(34,647)	(34,647)

Balances, September 30, 2000	26,512,875	$265	$199,058	$(1,135)	$(112)	$(40)	$(68,479)	$129,557

The accompanying notes are an integral part of these financial statements.

IMAGEX.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities
Net loss	$(34,647)	$(12,671)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,915	1,206
Amortization of discount on convertible notes		59
Amortization of unearned compensation and non-cash compensation expense	1,383	1,968
Services exchanged for convertible notes		117
Services exchanged for common stock	79
Services exchanged for common stock warrants and options		101
Interest expense for warrants issued in connection with bridge financing		115
Write-off of acquired in process research and development	1,062
Provision for doubtful accounts		140
Change in operating assets and liabilities	(2,762)	(84)

Net cash used in operating activities	(28,970)	(9,049)

Cash flows from investing activities
Purchases of property and equipment	(14,310)	(2,864)
Deposits of restricted cash	(757)
Purchase of Creativepro.com, net of cash acquired	(13,381)
Purchase of Howard Press, net of cash acquired	(12,494)
Purchase of Fine Arts, net of cash acquired		(4,810)
Purchase of Image Press, net of cash acquired		(2,712)

Net cash used in investing activities	(40,942)	(10,386)

Cash flows from financing activities
Proceeds from long term debt	8,025	2,908
Principal payments on notes payable		(2,265)
Repayments of letter of credit		(796)
Proceeds from issuance of preferred stock net of offering costs		24,740
Repurchase of common stock		(2)
Proceeds from exercise of warrants and options	669
Proceeds from issuance of common stock		272
Proceeds from issuance of common stock related to public offering (net of offering costs of $3,119)		21,031
Proceeds from issuance of common stock in follow-on offering (net of offering costs of $6,547)	101,446
Repayment of debts assumed in Creativepro.com and Howard Press acquisitions	(8,251)
Proceeds from issuance of common stock related to the Employee Stock Purchase Plan	888
Proceeds from repayment of notes receivable from shareholders	56	8

Net cash provided by financing activities	102,833	45,896

Effect of exchange rate changes on cash	(40)
Net increase in cash and cash equivalents	32,881	26,461
Cash and cash equivalents at
Beginning of period	18,257	967

End of period	$51,138	$27,428

The accompanying notes are an integral part of these financial statements.

IMAGEX.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

    ImageX.com, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company is an Internet-based business-to-business provider of e-procurement services for printed business materials. The Company has filed for 83 patents for its Web-based Corporate Online Printing Center, PrintBid.com online bidding services, and Extensis graphic software. The Company's e-procurement solution includes the following services:

  •
  Corporate Online Printing Center, a customized, secure Web site for larger corporate customers containing an online catalog of their repeat-ordered printed business materials;

  •
  Extensis graphic design software including Portfolio media asset manager, Suitcase font manager, and first ever Web-based digital file-checking software, Preflight Online;

  •
  Creativepro.com, a web portal offering industry news, reviews, e-stores for graphic design professionals;

  •
  PrintBid.com, an online bidding service in which print customers can obtain bids from numerous participating print vendors on a specific set of print job criteria; and

  •
  Small Business Printing Center, an outsourced small office/home office print procurement service.

    The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Portions of the accompanying financial statements are derived from the audited financial statements as of and for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies, and is effective starting in the fourth quarter of 2000. Management believes that the impact of SAB 101 will have no material effect on the financial position and results of operations of the Company.

    In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for certain issues such as the definition of "employee", criteria for determining noncompensatory plans, as well as accounting for modification to fixed stock options and exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. The adoption of FIN 44 has had no material effect on the financial position and results of operations of the Company.

2. SOFTWARE REVENUE RECOGNITION POLICY

    The Company sells some software products to distributors and resellers and to some distributors that will reproduce, localize, and package its products. The revenue for these sales is recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. Distributors and resellers have a sixty-day right of return. A provision is recorded for estimated product returns.

3. INVENTORIES

    Inventories consisted of the following at:

	September 30, 2000	December 31, 1999
	(in thousands)	(in thousands)
Raw materials & supplies	$1,378	$225
Work-in-process	771	176
Finished goods	2,981	252

	$5,130	$653

4. NET LOSS PER SHARE

    Net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase.

    Net loss for the three months and nine months ended September 30, 1999 has been increased by accretion of preferred stock of $11,000 and $84,000 in computing earnings per share.

    All options to purchase common stock, as described below, were excluded from the 2000 and 1999 EPS calculation because they were anti-dilutive as a result of the net loss incurred by the Company. Options to purchase 3.7 million and 2.7 million shares of common stock at $0.04 to $33.75 per share and $0.04 to $17 per share, were outstanding as of September 30, 2000 and 1999 respectively.

5. ACQUISITIONS

    On June 21, 2000, the Company completed the acquisition of Creativepro.com, Inc., an Oregon corporation. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued 3,541,195 shares of stock and $11.5 million in cash resulting in an aggregate purchase price of $45.2 million, including transaction costs of $2.8 million.

    On June 27, 2000, the Company completed the acquisition of certain assets and liabilities of Howard Press Limited Partnership, a Delaware limited partnership. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued 212,623 shares of stock and $12.6 million in cash resulting in an aggregate purchase price of $19.3 million, including transaction costs of $0.3 million.

    In accordance with the provisions of APB No. 16, all identifiable assets and liabilities were assigned a portion of the cost of the acquisitions based on their respective fair values. The estimated values of identifiable intangibles were determined by independent valuations. The determination of the allocation of the purchase price is based on certain preliminary data and estimates at September 30, 2000. Identifiable intangible assets and goodwill are included in "Intangibles and other assets" in the accompanying consolidated balance sheets. Intangible assets are amortized over their estimated useful lives, ranging from 3 to 10 years.

    The pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended September 30, 2000 and 1999 as if the acquisitions of Fine Arts Graphics (acquired April 13, 1999), Image Press (acquired September 21, 1999), Creativepro.com, and Howard Press had occurred at the beginning of each year. The pro forma information gives effect to certain adjustments, including amortization of allocated costs of assembled and trained work force, customer relationship, web portal, existing technology and goodwill. The pro forma adjustments exclude the effect of the nonrecurring charge of $1.1 million for purchased in-process research and development recorded by the Company in second quarter of 2000 following the acquisitions. The pro forma adjustments would have resulted in revenues of $52.3 million and $51.7 million, net loss of $39.5 million and $16.6 million, and basic and diluted loss per share of $1.58 and $2.28 for the nine months ended September 30, 2000 and 1999. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved if ImageX.com had made these acquisitions during the specified periods.

6. SEGMENT INFORMATION

    The Company identifies operating segments based on product line information, customer base and economic characteristics. As such, ImageX.com has two major segments: Printing and Related Technology Services and Software Products and Services. Printing and Related Technology Services segment includes an aggregation of operations that provide internet-based e-procurement solutions for printed business materials to corporate customers. Software Products and Services segment includes development and sales of graphic design and print file preparation software applications for corporate customers and individuals.

    Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and income based upon internal accounting methods. The measure of profit or loss used for each reportable segment is net income or loss. Assets are not allocated to segments for reporting to the Company's Chief Operating Decision Maker. There is no inter-segment revenue on transactions between reportable segments. Segment information is being reported for the first time this quarter as the acquisitions at the end of the second quarter gave rise to separate segments.

    Information on reportable segments and reconciliation to consolidated financial information is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		1999		2000		1999
	Revenues	Net loss	Revenues	Net loss	Revenues	Net loss	Revenues	Net loss
Printing and Related Technology Services	14,594	(11,260)	3,320	(6,746)	26,445	(30,693)	6,646	(12,671)
Software Products and Services	3,887	(3,078)	—	—	4,739	(3,954)	—	—

Consolidated	18,481	(14,338)	3,320	(6,746)	31,184	(34,647)	6,646	(12,671)

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

OVERVIEW

  General

    ImageX.com is an Internet-based business-to-business provider of e-procurement services for printed business materials. We derive substantially all our revenues from the e-procurement and sale of printed business materials and software products and services which include graphic design and print file preparation software applications.

    During the quarter ended September 30, 2000, our

  •
  Corporate Online Printing Center posted double-digit customer growth to a total customer count of 318. It also added enhanced customer notification and production file generation features;

  •
  Extensis Products Group launched an innovative new ASP delivery model for its digital file-checking software, Preflight Online;

  •
  Business-to-business integration technologies team developed new integration technologies that drive e-print procurement for the users of major business-to-business integration platforms.

  •
  PrintBid.com and Creativepro.com Web sites realized significant increases in user sessions and page views over the previous quarter.

  Revenues

    Historically, we have derived substantially all our revenues from the sale of printed products in both the marketing/ promotional and office stationery categories. However, in the third quarter of 2000, our revenue was supplemented by software product and service sales from a recent acquisition. In addition, service revenues related to Corporate Online Printing Center are generated from creation of Web sites and annual maintenance fee for the sites. Our revenues total $18.5 million for the third quarter 2000 and $31.2 million for the nine months ended September 30, 2000.

  Gross Profit

    For printed products that are produced by our commercial printing vendor network, gross profit is the selling price of a specific product less the price our vendor charges us. For printed products that we produce in our own facilities, gross profit is calculated as the selling price of the product, less manufacturing costs including certain allocated overhead. For software products, gross profit is the selling price less manufacturing costs and royalties.

  Operating Expenses

    Our business incurs operating expenses in three broad expense categories: sales and marketing, product development and general and administrative. As is typical of early-stage technology companies, most of our historical expenditures have been in the product development and general and administrative categories, as we have focused on building the ImageX.com online printing system and an infrastructure suitable for future growth. In the future, we intend to focus on recruiting new customers, converting customers of businesses we have or may acquire to our online systems and increasing our revenue base. As a result, we expect that sales and marketing expenses and the general and administrative expenses associated with our manufacturing operations will account for a relatively larger percentage of our operating expenses. We expect our infrastructure and development costs will decline as a percentage of sales over time.

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

  Net Loss

    Net loss is calculated as gross profit less operating expenses and is a function of revenues, cost of sales and other expenses, namely, sales and marketing, product development, general and administrative and amortization of unearned compensation, goodwill and other intangible assets. We have incurred significant net losses since our inception. As of September 30, 2000, we had accumulated a deficit of $68.5 million.

RESULTS OF OPERATIONS

  Revenue

    Revenues were $18.5 million and $3.3 million for the three month periods ended September 30, 2000 and 1999, respectively, representing an increase of $15.2 million. Revenues totaled $31.2 million and $6.6 million for the nine months ended September 30, 2000 and 1999 respectively. Revenues for Printing and Related Technology Services were $14.6 million and $3.3 million for the three month periods ended September 30, 2000 and 1999, respectively, representing an increase of $11.3 million. Revenues totaled $26.4 million and $6.6 million for the nine months ended September 30, 2000 and 1999 respectively. Revenues for Software Products and Services were $3.9 million and $4.7 million for the three and nine month periods ended September 30, 2000. There was no revenue for Software Products and Services in 1999, as this operating segment was acquired at the end of the second quarter of 2000. These increases in revenues were primarily due to acquisitions in June 2000 and September 1999, and to an increased number of additional customers using our online system, from 156 customers as of September 30, 1999 to 318 customers as of September 30, 2000. The increase in the number of customers contributes to both increased product and service revenues.

  Gross Profit

    Gross profit was $6.3 and $0.8 million for the three month period ended September 30, 2000 and 1999, respectively, representing an increase of $5.5 million. Gross margin was 34% for the three month period ended September 30, 2000 and 25% for the three month period ended September, 30 1999. For the nine months ending September 30, 2000, gross profit was $10.1 million, comparing to $1.7 million from the same period in 1999, and gross margin increased to 32% from 25%. The increases in gross profit and gross margin were primarily due to higher volume, increased prices, change in product mix, and acquisitions.

  Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses and travel expenses. Sales and marketing expenses were $ 8.3 million and $2.1 million for the three months ended September 30, 2000 and 1999, respectively, an increase of $6.2 million. For the nine months ended September 30, 2000 and 1999, these expenses were $17.6 million and $4 million, an increase of $13.6 million. The increases in sales and marketing expenses resulted primarily from acquisitions in June 2000 and September 1999, as well as hiring new sales representatives and marketing personnel, travel expenses, and marketing promotion and public relations expenses.

  Product Development Expenses

    Product development expenses consist primarily of salaries and benefits for developers, product managers, and quality assurance personnel. Product development expenses were $3.1 million and $1.3 million for the three months ended September 30, 2000 and 1999, an increase of $1.8 million. For the nine months ended September 30, 2000 and 1999, these expenses were $6.9 million and $2.3 million, an increase of $4.6 million. The increases in product development expenses were due to increased salary and benefit related expenses from increased staffing, including software development personnel and an acquisition in June 2000.

  General and Administrative Expenses

    General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $8.0 million and $3.3 million for the three months ended September 30, 2000 and 1999, an increase of $4.7 million. For the nine months ended September 30, 2000 and 1999, these expenses were $18.7 million and $6.5 million, an increase of $12.2 million. The increase was primarily due to acquisitions in June 2000 and September 1999, and our hiring additional executive, finance, administrative and information technology personnel to support the growth of our business. In addition, we have had higher expenses resulting from depreciation, professional fees, rent and other office expenses.

  Amortization

    The amortization of unearned compensation was $0.4 million and $0.8 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, these expenses were $1.4 million and $1.5 million. The unamortized portion of this total unearned compensation amount is reflected as a reduction of shareholders' equity, and will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

    The amortization of goodwill and other intangibles was $1.9 million and $51,000 for the three month periods ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, these expenses were $2.9 million and $86,000. The intangible assets being amortized result primarily from acquisitions.

  In Process Research and Development

    Among the assets purchased in the acquisitions closed in June, 2000 were two software projects under development. Both of these products were between 85% and 90% completed at the date of acquisition and have no alternative use if not completed successfully. Both products are substantially complete and are expected to generate revenue in the fourth quarter of 2000. These projects were valued using a discounted cash flow analysis (19% discount rate) by independent consultants. The $1,062,000 of value derived from the analysis was expensed in the second quarter of 2000.

  Interest Income (Expense) Net

    The net interest income were $0.9 million and $48,000 for the three month period ended September 30, 2000 and 1999, respectively. Net interest income (expense) were $3.1 million and $(16,000) for the nine month period ended September 30, 2000 and 1999. The expense for the first nine months of 1999 resulted primarily from interest on short-term debt. As a result of the cash received in our public offering in August 1999 and our follow-on offering in February 2000, we have net interest income for the three and nine month periods ended September 30, 2000 and the three month period ended September 30, 1999.

  Income Taxes

    No provision for federal and state income taxes has been recorded to date because we incurred net operating losses from inception through September 30, 2000. As of September 30, 2000, we had approximately $62.3 million of net operating loss carryforwards for federal income tax purposes, expiring in 2011 through 2020. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, no deferred tax asset has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

    In February and March, 2000 we completed our follow-on offering of common stock and issued an additional 4,695,595 shares at $23 per share. The net proceeds from this offering were approximately $101.5 million, net of underwriting discounts, commissions and other offering costs.

    As of September 30, 2000, we had cash and cash equivalents of $51.1 million, representing an increase of $32.9 million from cash and cash equivalents held as of December 31, 1999. Our working capital at September 30, 2000 was $57.9 million, compared to $18.1 million at December 31, 1999.

    Net cash used in operating activities was $29 million and $9 million for the nine month periods ended September 30, 2000 and 1999, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing, and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and increases in accounts receivable were partially offset by increases in current liabilities, including trade payables.

    Net cash used in investing activities was $40.9 million and $10.4 million for the nine month periods ended September 30, 2000 and 1999, respectively, and consisted primarily of acquisitions described elsewhere and capital expenditures, including equipment and software.

    Net cash provided by financing activities was $102.8 million for the nine month period ended September 30, 2000 and consisted primarily of $101.5 million in net proceeds from the issuance of common stock in our follow-on offering. We also received proceeds of $8 million from borrowing of long-term debt. Net cash provided by financing activities was $45.9 million for the nine month period ended September 30, 1999 and was primarily from the issuance of convertible preferred stock and net proceeds from initial public offering in August 1999.

    We anticipate continued capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of any new acquired businesses. We may increase our operating expenses which will consume a material amount of our cash resources; however, we believe that our existing cash and cash equivalents together with available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In December 1999, SEC issued SAB 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will have no material effect on the financial position and results of operations of the Company.

    In March 2000, FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for certain issues such as the definition of "employee", criteria for determining noncompensatory plan, as well as accounting for modification to fixed stock options and exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. The adoption of FIN 44 had no material effect on the financial position and results of operations of the Company.

RISK FACTORS AFFECTING IMAGEX.COM'S OPERATING RESULTS

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

    We Have A History Of Losses And Expect Losses Will Continue.  We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of September 30, 2000, we had an accumulated deficit of $68.5 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

    If we are unable to continue to increase our revenues and operating margins, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to eventually become profitable.

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

  •
  our ability to obtain new customers and upgrade acquired customers to the ImageX.com online system;

  •
  changes in our operating expenses and capital expenditure requirements;

  •
  our ability to retain our existing customers and increase sales to them;

  •
  changes in the mix of printing and software services we sell;

  •
  the timing of customer orders;

  •
  impairment of long-lived assets;

  •
  increased competition; and

  •
  general or industry-specific economic conditions.

    Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict. Moreover, because of our short operating history and our acquisitions, period-to-period comparisons of our operating results are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

    To Obtain New Customers, We Must Overcome Long Standing Customer Relationships And Long Sales Cycles.  Many of the potential customers that we pursue through our direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our system, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX.com online system. The period between initial contact and the purchase of our products through our online system is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year.

    A substantial majority of our revenue is derived from customers that we have obtained through acquisitions of print providers. A substantial majority of this revenue is currently generated through traditional offline orders rather than through our online procurement system. In order for our business to be successful, we must increase the percentage of our revenue from online ordering while increasing our revenue in absolute terms. There can be no assurance that we will be able to convert acquired customers fast enough to accomplish this.

    We May Be Unable To Meet Our Future Capital Requirements And Execute On Our Business Strategy.  Because we are not currently generating sufficient cash to fund operations, we may need to raise additional capital in the future, in order to fund our operations and pursue our growth strategy. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. As a result, we cannot predict with certainty the timing or amount of our future capital needs. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy.

    We May Need To Raise Additional Capital In The Future, Which Can Cause Dilution.  Any future funding may dilute the ownership of our shareholders. Shareholders could experience additional dilution if we issue shares of our stock to pay for acquisitions of other businesses or assets. In addition, our board of directors has broad discretion to determine the rights and preferences of securities issued to investors or shareholders of acquired businesses in the future. If we issue securities with senior or superior rights and powers, existing shareholders may be adversely affected.

    Increases In Paper Prices And Shortages In Paper Supply Could Adversely Affect Our Gross Margins And Operating Results.  The cost of paper is a principal factor in the pricing we receive from our network of commercial printing vendors and our own pricing through our three production facilities. We are generally able to pass increases in the cost of paper on to customers, while decreases in paper costs generally result in lower prices to customers. If we are unable to pass future paper cost increases on to our customers, or if our customers reduce their order volume, our profit margins and cash flows could be adversely affected.

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

    If Businesses Do Not Accept The Internet As A Means Of Procuring Printed Business Materials, Our Business May Not Be Able To Grow Sufficiently.  For us to succeed, the Internet must continue to be adopted as an important means of buying and selling products and services. Even if the Internet is widely adopted for business procurement, it may not achieve broad market acceptance for printing services procurement.

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

    If We Are Unable To Compete Successfully Against Traditional Printing Companies Or Other Businesses Offering Internet-Based Printing Services, Our Business May Not Succeed.  The market for printed business materials is intensely competitive. We compete primarily with local and regional printers, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 30,000 local and regional commercial printers operating nationwide in 1998. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

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

    We also face substantial competition from printing services brokers—companies that contract with businesses to select and procure printing services from a variety of printers. Brokers are able to offer customers a relatively wide variety of products and services, and are often able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long-standing customer relationships and extensive local direct sales forces.

    We also face direct competition from other companies that market integrated Internet-based business printing services similar to ours. Potential developers of competing electronic commerce services may include:

  •
  consumer printing services providers, including Internet-based providers;

  •
  office services providers;

  •
  equipment manufacturers; and

  •
  financial printers and publishers.

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

    Possible Electronic Commerce Security Breaches And Systems Failures Could Harm Our Business.  We rely on encryption and authentication technology to effect secure transmission of confidential information, such as payment instruction sets. It is possible that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will result in a compromise or breach of the codes used by us to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and on our ability to conduct business. It also could expose us to a risk of loss or litigation and possible liability. It is possible that our security measures will not prevent security breaches.

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

    Possible Infringement Of Intellectual Property Rights Could Harm Our Business.  Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of our intellectual property rights, as well as those of other companies in the Internet industry, is unknown. We currently have no issued patents. We have 83 U.S. patent applications pending, but we cannot be certain that any patent will ultimately be issued.

    We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology. See more discussion related to intellectual property rights under Item 1 of Part II, "Legal Proceedings", of this document.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On May 30, 2000, or nearly one month in advance of ImageX.com's acquisition of Creativepro.com, Inc., Markzware, a California corporation, filed a lawsuit in federal court alleging a single count of patent infringement against Creativepro.com, Inc.. The complaint seeks actual, statutory and injunctive relief. Although Creativepro.com, Inc disputes each and every allegation of wrongdoing in this complaint and is aggressively defending itself in this action, there can be no assurance that it will prevail in this lawsuit. From time to time, ImageX.com and its affiliate companies are subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits          27.1 Financial Data Schedule

(b)
Reports on Form 8-K

    We filed a Current Report on Form 8-K on July 5, 2000 under item 2 and 7 announcing our acquisition of Creativepro.com, Inc., an Oregon corporation. On September 1, 2000, we filed an amendment to this Current Report relating to our completion of the acquisition of 100% of Creativepro.com, Inc. and provided certain financial information, which information was impracticable to provide at the time ImageX.com filed the Current Report on Form 8-K on July 5, 2000.

    We filed a Current Report on Form 8-K on July 12, 2000 under item 2 and 7 announcing our acquisition of Howard Press Limited Partnership, a Delaware Limited Partnership. On September 8, 2000, we filed an amendment to this Current Report relating to our completion of the acquisition of Howard Press Limited Partnership and provided certain financial information, which information was impracticable to provide at the time ImageX.com filed the Current Report on Form 8-K on July 12, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGEX.COM, INC.
Date: November 13, 2000	By:	/s/ ROBIN L. KRUEGER Robin L. Krueger Chief Financial Officer

QuickLinks

IMAGEX.COM, INC. CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
IMAGEX.COM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
  2. SOFTWARE REVENUE RECOGNITION POLICY
  3. INVENTORIES
  4. NET LOSS PER SHARE
  5. ACQUISITIONS
  6. SEGMENT INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES