Form 10-K
period 2000-12-31
IMAGEX COM INC
filed 2001-03-22
CIK 1072369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-K

                          ---------------------------

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number 0-78271

                          ---------------------------

                                IMAGEX.COM, INC.
             (Exact name of registrant as specified in its charter)

               Washington                                       91-1727170
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)
     10210 NE Points Dr., Suite 200                               98033
              Kirkland, WA                                      (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (425) 576-6500

        Securities registered pursuant to Section 12(b) of the act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 Par Value

                          ---------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at February 27, 2001 was $54,952,541 (based on the closing sale price of $2.06 per share on the Nasdaq National Market on such date.)

      The number of shares outstanding of the registrant's common stock of February 27, 2001 was 26,643,656.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 8, 2001 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                Table of Contents

                                                                            Page
                                                                            ----

Part I:
Item 1.      Business.................................................         3
             Risk Factors Affecting ImageX.com's Operating Results....        11
Item 2.      Properties...............................................        16
Item 3.      Legal Proceedings........................................        16
Item 4.      Submission of Matters to a Vote of Security Holders......        16
Part II:
Item 5.      Market for Registrant's Common Equity and Related
             Shareholder Matters......................................        17
Item 6.      Selected Financial Data..................................        18
Item 7.      Management's Discussion and Analysis of Operations.......        20
Item 7A.     Quantitative and Qualitative Disclosures.................        28
Item 8.      Financial Statements.....................................       F-1
Item 9.      Change in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................      II-1
Part III:
Item 10.     Directors and Executive Officers of the Registrant.......      II-1
Item 11.     Executive Compensation...................................      II-1
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management...............................................      II-1
Item 13.     Certain Relationships and Related Transactions...........      II-1
Part IV:
Item 14.     Exhibits, Financial Statement Schedules..................      II-1

      The Company's Annual Meeting of Shareholders is scheduled for 8:00 a.m. (local time) on May 8, 2001 at the Bellevue Club, 11200 SE 6th Street, Bellevue, WA, 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to Shareholders prior to the Annual Meeting.

                                     PART I

Item 1-Business

      This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors Affecting ImageX.com's Operating Results" below. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

      ImageX.com is the technology market leader in Web-enabled design and printing services, dedicated to streamlining the workflow process from design, production, delivery and management of branded communication materials. ImageX.com's branded service areas provide an Internet-based end-to-end solution to produce printed business communication materials for a variety of customers, focused primarily on Fortune 1000 corporations.

ImageX.com's nationwide services include the following:

o Corporate Online Printing Center, a customized, secure Web site for larger corporate customers containing an online catalog of their repeat-ordered printed business materials;

o Extensis Products Group graphic design software including Portfolio media asset manager, Suitcase font manager, and Preflight Online, a Web-based digital file-checking software;

o Creativepro.com, a Web portal offering industry news, reviews, and e-stores for graphic design professionals; and

o Small Business Printing Center, an outsourced small office/home office print procurement service.

General Development of Business

      ImageX.com, Inc. was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. In 1999, we completed our initial public offering, followed by a second public offering in early 2000. During 2000, we acquired creativepro.com, an Oregon software company best known for its Extensis software product line used by creative design professionals to create, edit, assemble and manage digital content for print and electronic publishing. Also during 2000, the Company acquired Howard Press, a New Jersey based, full-service printing company providing Fortune 1000 companies with a broad range of printing, publishing and warehousing and fulfillment services. During the 1999 fiscal year, we acquired two companies, an Oregon-based printer, and a California-based print broker; and merged with an Oregon based technology company.

      Since the introduction of the Corporate Online Printing Center technology in 1997, our customer and revenue base has grown rapidly. Our online customers include XO Communications, Blue Shield of California, SFX Entertainment, Getty Images, IKON Office Solutions, CIBC World Markets, Network Commerce, MCSI, General Motors, and CB Richard Ellis.

      As of December 31, 2000, we had 817 employees and offices in 23 metropolitan markets across the United States.

ImageX.com Products and Services and Segment Information

      The Company identifies operating segments based on product line information, customer base and economic characteristics. As such, ImageX.com has two major segments: Printing and Related Technology Services and Software Products and Services. Printing and Related Technology Services segment includes an aggregation of operations that provide internet-based e-procurement solutions for printed business materials to corporate customers. Software Products and Services segment includes development and sales of graphic design and print file preparation software applications for corporate customers and individuals. The financial results of these segments are included in the notes to the financial statements.

Printing and Related Technology Services:

      Our end-to-end Web-based solutions include several services that address specific customer needs in the print industry workflow. These services streamline and can reduce the cost of the print management procurement, manufacturing and fulfillment processes.

      The ImageX.com Corporate Online Printing Center is an enterprise-wide e-procurement solution that enables companies to order, manage and distribute branded communications materials through their own customized, secure Web site that contains a digital catalog of their custom-printed business materials. Each user can modify, proof, procure and manage their printed business materials from any Windows-based, Internet-enabled personal computer.

      Our Corporate Online Printing Center solution helps customers reduce print procurement costs, streamline processes and control their brands more effectively resulting in rapid delivery of consistent, high-quality printed business materials. Specifically, our Corporate Online Printing Center offers our customers the following key features:

      o Expediency-Shortens the time required for customers to order printed business materials from as much as weeks to as little as minutes, eliminating the need to send markups and proofs to and from the printer.

      o Accuracy-Enables our customers to directly access their corporate information online through a screen rendering that is designed to be color-consistent and dimensionally accurate. Customers can order their products from their own digital online catalog that includes employee data, company graphics and logos, delivery information, reporting requirements and prototypes of the customer's printed business materials. We believe our system reduces errors associated with data reentry, typesetting and the use of outdated document versions.

      o Single Source-Eliminates any need for customers to engage several different printers to supply their printing needs. Individual printers are typically constrained to a limited range of products that can be supported by their equipment. Through our network of commercial printing vendors and three owned facilities, we are able to provide a wide range of printed business materials from one source. All printed materials are shipped to the customer in an ImageX.com branded carton. The ImageX.com solution is technology-neutral and geography-neutral, aggregating a broad set of printing needs from our customers.

      o Security and Control-Enables customers to monitor print orders through a password protected, secure Web site. Authorized customer employees can individually access a wide variety of printed business materials within the centralized parameters and rules established by the customer organization. This is designed to bring a uniform look to a customer's printed business materials and helps to maintain consistency of the customer's corporate identity.

      o Convenience-Allows customers to modify and order their printed business materials, at any time, on any day, without any degradation of services; provides online order status reports; and enables central order management which allows customers to queue their orders and release them in batches.

      o Scalability-Scales to a large number of new employees and new products, providing the ability to handle increasing order volume without compromising system integrity and performance.

      o Streamlined Manufacturing-Eliminates the typesetting process and certain pre-press manufacturing steps by providing our commercial printing vendors with print-ready files that are routed directly to their print manufacturing equipment.

      We own three printing facilities, one in Oregon and two in New Jersey that supplement our network of commercial printing vendors. In addition to printing items ordered through the Corporate Online Printing Center, each of our owned printing facilities produce custom printed materials ordered through traditional means.

      Small Business Printing Center provides quick and easy access via the Internet to a wide range of personalized printed materials at competitive prices. This service enables users to quickly customize and order business materials from standard templates, enabling customized smaller-quantity print orders ideal for small office/home office businesses.

Software Products and Services:

      Extensis Products Group develops and supports software and Internet-based services for design and marketing professionals. From design through output, Extensis products and services make the process of creating, editing and managing branded communication materials for print and electronic publishing more productive and efficient. Extensis' award-winning products include Suitcase, the font management solution that helps users find the right font quickly; Portfolio, the digital asset management solution that allows users to efficiently organize and access digital media files; and Preflight Online, the Web-based service that allows users to check files for potential printing and prepress errors before submitting them for output.

      Creativepro.com is a Web portal launched in 1999 that provides online information, products and e-Services that address the core needs of creative professionals within the print and Web publishing communities. As a one-stop resource, creativepro.com delivers a wide range of industry-specific features, including news, opinions and reviews, e-store, and job classifieds. These are all designed to make the process of creating, editing, assembling and managing digital content for print and electronic publishing more productive and efficient. Aligned with ImageX.com's services, Creativepro.com's Web presence has unprecedented reach to the millions of users and influencers in the print and creative production process.

Business Strategy

      Our objective is to be the market leader in Web-enabled design and printing services, dedicated to streamlining the workflow process from the design, production, delivery and management of branded communication materials. The following are the key components of our strategy:

      o Exploit First Mover Advantage as the Leading End-To-End Printing Solution-We believe that, as the first company providing an integrated Internet solution for procurement of printed business materials for corporate customers, we have the opportunity to establish ourselves as the leading commercial printing brand on the Internet.

      o Focus on Quality of Customers-We believe that, by targeting and winning larger corporate customers, such as those companies on the Fortune 1000, we can achieve higher revenue growth as these companies tend to have larger print budgets and they can see the positive impact of our solution throughout their organization on a greater scale.

      o Increase Revenues From Existing Customers-We believe that substantial opportunity exists for us to grow by selling additional products and services to our existing customers. Existing customers have the advantage of understanding our value proposition, so further selling to different divisions of a company or increasing the number of products we produce for a company presents an opportunity to increase revenues.

      o Enhance Product and Technology Leadership-We intend to continue our leadership position by pursuing technology initiatives designed to enhance our product and service offerings, such as our integration with B2B procurement systems like Ariba and Commerce One. We consistently research and reassess customer needs and preferences and future trends when developing new products and technologies to achieve customer satisfaction.

      o Extend Market Reach Through Strategic Alliances-We intend to leverage and extend our technology alliances into marketing alliances and build a structured partner program for marketing and referrals. We believe these alliances will generate more leads and revenues.

Customers and Markets

      Printed business materials, which include promotional marketing materials and general office products, are employed throughout business organizations today. Based on data provided by CAP Ventures, sales in the U.S. printing industry totaled $306 billion in 2000. Of that amount, $61 billion was derived from the commercial print industry, including sales of printed business materials for corporate and small office/home office print buyers.

      Our target customers for the Corporate Online Printing Center are Fortune 1000 companies in major markets nationwide. At December 31, 2000, we had 331 online customers through our direct sales efforts and through conversion of acquired customers. Of the 331 corporate online customers, 32 are Fortune 1000 companies. In addition to online customers, we also serve customers acquired through acquisition who order printed business materials from us through traditional means. Our goal is to convert as many such target customers as possible to our online system. Fine Arts Graphics, Image Press and Howard Press, companies acquired by us during the last two years, sold printed business materials to an aggregate of over 850 customers as of the end of 2000.

      Extensis Products Group markets and sells its products to design and marketing professionals and those involved with brand management. Preflight Online is sold and marketed to printers, prepress houses, service bureaus, newspapers and publishers. Portfolio is sold and marketed to professional photographers, stock photography agencies, magazines and other publications and corporations that manufacture and sell products. Creativepro.com serves the needs of creative professionals and those in the print and web publishing industry.

Sales and marketing

Organization

      We sell the ImageX.com Corporate Online Printing Center services through our direct sales force. As of December 31, 2000, our sales and marketing team consisted of 54 employees. We have a Director of Sales and 42 sales representatives covering 23 sales regions throughout the United States. We continue to expand our direct sales force into additional major markets across the country in order to expand our customer base.

Promotion

      We market the Corporate Online Printing Center solution primarily to senior purchasing and marketing executives of our customers. Our solution allows employees and purchasing departments to quickly process their orders for general office materials, such as business cards, stationery and labels, and to allow marketing departments to more efficiently provide promotional marketing materials, such as brochures and sell sheets, to their sales organizations, channel partners and customers.

      Multiple integrated marketing tools are used to generate leads, and, ultimately, gain new customers:

      o Print Media/Public Relations-Print media/public relations build awareness of our solution in major markets and draw target customers to our Web site. ImageX.com uses advertising and public relations agencies to integrate all marketing programs and ensure efficient and effective spending.

      o Trade Shows/Event Speakerships/E-commerce Summits-Key e-commerce and industry events reach a broader market and facilitate market education and lead generation. They also accelerate the sales cycle time from lead-to-closure.

      Extensis software is distributed by a comprehensive network of global resellers in over 35 countries. In North America, products are sold through a combination of direct corporate and online sales as well as through distributors including Ingram Micro and TechData. Extensis products are available from catalog resellers including MicroWarehouse, PC Connection, Creative Computers, CDW and Multiple Zones. Online resellers include buy.com and outpost.com. In Europe and Australasia, distributors include Computers Unlimited in the UK, Apacabar in France, Softline, MacLand and Prisma Opengate in Germany, Pica in Australia, and Marubeni and SoftwareTOO in Japan. Creativepro.com sells advertising space on its website to those wishing to reach the creative community.

Technology

      The technology behind the ImageX.com Corporate Online Printing Center solution is based on an integrated view of the entire print procurement and manufacturing process. Our corporate print procurement solution combines both the print manufacturing process and the customer procurement process into one coherent system, and drives the entire ordering and manufacturing processes. The solution was designed as a scalable manufacturing system to process thousands of printing orders daily. ImageX.com hosts substantially all elements of the system for all customers and print vendors. Customers use standard Internet browsers to access the system.

      The ImageX.com corporate print procurement solution runs on a distributed Oracle database that holds and manages all ordering rules, content information and process data. The system utilizes Microsoft's Internet Information Server, Transaction Server and Message Queue Server. Finally Adobe PDF technology is used for online proofing of materials prior to ordering. Every component of the ImageX.com corporate print procurement solution architecture was chosen with scalability as a primary consideration. By using scalable technologies from Oracle, Microsoft and Adobe, the ImageX.com solution is able to leverage innovations and capabilities from those vendors on an incremental basis, without impacting other elements of the system or its fundamental architecture.

      Extensis Products Group produces software based on both the MacOS and Windows operating systems. Extensis' products are available in both stand-alone and server-based versions. Preflight Online is an internet delivered preflighting technology that utilizes an ASP delivery model.

Operations

      The Corporate Online Printing Center leverages a network of approximately 40 commercial printing vendors and three facilities that we own. Our network of commercial printing vendors includes printers located across the United States, all of whom can ship nationwide. A substantial majority of our vendors are small, regional operators. With this network of vendors and the facilities that we own, we are able to deliver printed business materials nationwide and globally. We believe that the Corporate Online Printing Center offers improved corporate utilization within our vendor network, direct cost and overhead cost reduction and improved vendor management.

      The Small Business Printing Center is completely outsourced with the Web site, customer service, and manufacturing all performed by a third-party provider. We receive a portion of the revenue generated through this arrangement.

Product Development

      Our future success will depend on our ability to maintain and develop competitive technologies, to continue to enhance our current services, and to develop and introduce new services in a timely and cost-effective manner that meets evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. We have a dedicated product development organization that creates new features and functionality for our existing services, as well as the software that supports new services. Our Corporate Online Printing Center technology is currently running on its eighth version. The product development team has expertise in database systems, network technology, digital print imaging systems, Internet protocols and security, distributed computing and computer-integrated manufacturing. At December 31, 2000, we had 74 employees engaged in product development. Product development expenses were $10.8 million for the year ended December 31, 2000, $3.8 million in 1999, and $2.8 million in 1998. We expect to continue making substantial expenditures on product development in the future.

Intellectual Property

      We rely on intellectual property laws in the United States and other jurisdictions to protect our proprietary rights. We have filed trademark applications for the ImageX.com name in the U.S., Canada and other key foreign countries. We currently have 83 U.S. patent applications pending on our technology relating to our Corporate Online Printing Center, PrintBid.com and Extensis Products Group technology. We own copyrights in the computer software and online materials that we have developed, and we currently hold limited licenses to use software in which third parties own copyrights, including software for database management and electronic pre-press.

Competition

      The market for printed business materials is very competitive. We compete primarily with local and regional commercial printers, which are either independent or owned by print industry consolidators, and with print brokers or other Internet-based print providers. The U.S. commercial printing industry is highly fragmented, with over 30,000 local and regional commercial printers operating nationwide in 2000. These printers compete aggressively for business printing orders in the markets they serve.

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

      We also face competition from other Internet-based companies that offer business printing services, as well as from others that may develop such services in the future. Potential developers of competing electronic commerce services may include consumer printing services providers, office service providers, equipment manufacturers and financial printers and publishers.

      Extensis Products Group faces direct competition from other software developers and providers of internet-based services.

Our Executive Officers

      The name, age and position, as of March 8, 2001, of each of our executive officers is as follows:

Name                              Age                       Position
----                              ---                       --------

Richard P. Begert............      44  President, Chief Executive Officer and
                                       Director
Eric J. Bean.................      42  Vice President, Products and Technology
Robin L. Krueger.............      50  Chief Financial Officer, Treasurer and
                                       Assistant Secretary
Gary Madson..................      48  Vice President of Operations
Dana F. Manciagli............      40  Vice President, Sales and Marketing
Mariam J. Naini..............      37  Vice President, General Counsel and
                                       Secretary
F. Joseph Verschueren........      49  Chairman of the Board

      Richard P. Begert (age 44) has been President, Chief Executive Officer and director of ImageX.com since November 1998. From 1993 to 1998, Mr. Begert was Regional President of AT&T Wireless Services (and its predecessor, McCaw Cellular Communications, Inc.), a telecommunications company. From 1986 to 1993, Mr. Begert held various other positions at McCaw Cellular. Mr. Begert received his B.A. in business administration from the University of Washington.

      Eric J. Bean (age 42) has been Vice President, Products and Technology of ImageX.com since July 1998. From June 1991 to July 1998, Mr. Bean held several positions, including Director of Product Management and Business Line Manager, with Adobe Systems Inc., a software company (and Aldus Corporation, which was acquired by Adobe Systems in 1994). Mr. Bean received his B.S. in mathematics from Pacific Lutheran University, his M.B.A. from the University of Washington, and his master's degree in software engineering from Seattle University.

      Robin L. Krueger (age 50) has been Chief Financial Officer since July 1999 and Treasurer and Assistant Secretary since December 1999. From 1994 to July 1999, Ms. Krueger was Vice President of Finance and Treasurer of Alaska Airlines, Inc., a commercial airline. From 1987 to 1994, Ms. Krueger served as Alaska Airlines' Assistant Vice President and Treasurer and from 1984 to 1987 as Assistant Treasurer. Ms. Krueger received her B.B.A. from the University of Washington and her M.B.A. from the George Washington University.

      Gary Madson (age 48) has been Vice President of Operations since September 2000. Madson comes to ImageX.com from Zomax, Inc., an outsourcing service provider to the software industry where he worked on the Microsoft account holding the position of Global Microsoft Business Manager. He was responsible for the outsourced CD replication, packaging, printing, fulfillment and call-center operations supporting Microsoft's software business worldwide. Madson took an in-house function from Microsoft and transitioned it into a profitable outsourced solution. Prior to working at Zomax, Madson was the general manager of KAO Infosystems, where he instituted world-class quality programs such as ISO 9000 certification and a sophisticated call-center excellence program. Before his experience at KAO Infosystems, Madson was the vice president of operations for Royal Seafoods Inc., a seafood processing business where he was responsible for manufacturing, warehousing, distribution, engineering, product development and quality control. Madson holds a B.S. in biological oceanography from the University of Washington.

      Dana F. Manciagli (age 40) has been Vice President, Sales and Marketing of ImageX.com since May 1998. From August 1996 to May 1998, Ms. Manciagli was Vice President of Worldwide Marketing of the Kodak Professional Division of Eastman Kodak Company, a photographic equipment and supply company. From June 1991 to July 1996, she was Director of Marketing for Europe and Asia of Sea-Land Service, Inc., a subsidiary of CSX Corporation, a transportation company, in Hong Kong. Ms. Manciagli received her B.A. in political science from the University of California, Santa Barbara and her master's degree in international management from the American Graduate School of International Management.

      Mariam J. Naini (age 37) has been Vice President, General Counsel and Secretary of ImageX.com since November 1999 and Secretary since December 1999. From April 1999 to October 1999, Ms. Naini was an Associate General Counsel at Amazon.com, Inc. From April 1998 to March 1999, she was an Of Counsel with Irell & Manella LLP's Los Angeles, California office. From July 1994 to March 1998, Ms. Naini was a Senior Associate with Morgan, Lewis & Bockius LLP's Washington, D.C. office, and from December 1988 to June 1994, she was an associate with Howrey & Simon LLP's Washington, D.C. office. Ms. Naini received her B.A. degree with honors, in three years, from Wellesley College and a Juris Doctorate degree in 1988 from Georgetown University Law Center.

      F. Joseph Verschueren (age 49) was a Co-Founder of ImageX.com, has been a director of ImageX.com since its inception in 1995 and has served as Chairman of the Board since August 1997. In addition, he served as President from September 1996 to November 1998 and Chief Executive Officer from August 1997 to November 1998. Mr. Verschueren served as Chief Executive Officer of Parallel Communications Inc., an advertising agency, from 1992 to 1996 and as Chairman of the Board of Parallel Communications until July 1999. Mr. Verschueren received his B.A. in English and a B.A. in philosophy from Gonzaga University.

Employees

      As of December 31, 2000, we had 817 employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of our employees are represented by a labor union, and we consider our labor relations to be good. We believe our success depends to a significant extent on our ability to attract, motivate and retain highly skilled management and employees. To this end, we focus on incentive programs such as employee stock options, competitive compensation and benefits for our employees.

Annual Meeting

      The Company's Annual Meeting of Shareholders is scheduled for 8:00 a.m. (local time) on May 8, 2001 at the Bellevue Club, 11200 SE 6th Street, Bellevue, WA, 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to Shareholders prior to the Annual Meeting.

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

      We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of December 31, 2000, we had an accumulated deficit of $81.3 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

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

      Our Quarterly Results Are Difficult To Predict And Are Likely To Fluctuate, Which May Have An Impact On Our Stock Price. Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

      o our ability to obtain new customers and upgrade acquired customers to the ImageX.com online system;

      o changes in our operating expenses and capital expenditure requirements;

      o our ability to retain our existing customers and increase sales to them;

      o     changes in the mix of printing and software services we sell;

      o     the timing of customer orders;

      o     impairment of long-lived assets;

      o     increased competition; and

      o     general or industry-specific economic conditions.

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

      A substantial majority of our revenue is derived from customers that we have obtained through acquisitions of print providers. A majority of this revenue is currently generated through traditional offline orders rather than through our online procurement system. In order for our business to be successful, we must increase the percentage of our revenue from online ordering while increasing our revenue in absolute terms. There can be no assurance that we will be able to convert acquired customers fast enough to accomplish this. Furthermore, we have historically made acquisitions using our common stock as a major portion of the consideration. With the recent closing prices of our common stock, it becomes impractical to use it for such acquisitions. And with the current state of capital markets, we are cognizant of our need to conserve cash. These factors together make it more difficult for us to obtain additional customers through acquisitions.

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

      If We Are Unable To Compete Successfully Against Traditional Printing Companies Or Other Businesses Offering Internet-Based Printing Services, Our Business May Not Succeed. The market for printed business materials is intensely competitive. We compete primarily with local and regional printers, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 30,000 local and regional commercial printers operating nationwide in 2000. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

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

      We also face direct competition from other companies that market integrated Internet-based business printing services similar to ours. Potential developers of competing electronic commerce services may include:

      o consumer printing services providers, including Internet-based providers;

      o     office services providers;

      o     equipment manufacturers; and

      o     financial printers and publishers.

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

      As the volume of data traffic on our network and other systems increases, we must continuously upgrade and enhance our technical infrastructure to accommodate the increased demands placed on our systems. If we fail to rapidly scale up the speed and data capacity of our systems, our customers may experience a deterioration of response times from our systems or periodic systems failures. Such difficulties would reduce customer loyalty and use of our services.

      Possible Electronic Commerce Security Breaches And Systems Failures Could Harm Our Business. We rely on encryption and authentication technology to effect secure transmission of confidential information. It is possible that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will result in a compromise or breach of the codes used by us to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and on our ability to conduct business. It also could expose us to a risk of loss or litigation and possible liability. It is possible that our security measures will not prevent security breaches.

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

      We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology. See more discussion related to intellectual property rights under item 3 of Part I, "Legal Proceedings", of this document.

      Our Articles Of Incorporation And Bylaws And Washington Law Contain Provisions That Could Discourage A Takeover. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third party to obtain control of ImageX.com, even if doing so might be beneficial to our shareholders.

Item 2-Properties

      We are headquartered in Kirkland, Washington, where we lease approximately 44,000 square feet of executive office space, pursuant to a lease that expires on December 31, 2004. We also lease a total of approximately 92,000 square-feet for administrative facilities in Tualatin, Oregon, San Leandro, California and Union, New Jersey and Roselle, New Jersey. We have a total of approximately 232,000 square-feet for the production facility for the printing and related technology segment in Tualatin, Oregon, Union, New Jersey and Linden, New Jersey. Through an acquisition in 2000, we added an approximately 22,000 square-foot administrative office facility in Portland, Oregon, where our software segment operates. During 2000, we relocated our headquarter to Kirkland from Bellevue, Washington and we plan to sublease our 23,000 square-foot office space in Bellevue, which leases expire in February 2002 and May of 2004.

Item 3-Legal Proceedings

      On June 22, 2000, Markzware, a privately held California corporation, served a complaint on creativepro.com, Inc. alleging a single count of patent infringement. The complaint seeks actual, statutory and injunctive relief. Although creativepro.com, Inc. disputes each and every allegation of wrongdoing in this complaint and is aggressively defending itself in this action, there can be no assurance that it will prevail in this lawsuit. Additionally, from time to time, ImageX.com and its affiliate companies are subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

Item 4-Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     Part II

Item 5-Market for Registrant's Common Equity and Related Shareholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol "IMGX" since August 26, 1999, the date of our initial public offering. Prior to that time, there was no public market for our stock.

      The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

1999 Fiscal Year                                              High          Low
----------------                                              ----          ---

Third Quarter (since Aug.26, 1999)....................       $23.00       $10.25
Fourth Quarter........................................       $45.00        $7.75

2000 Fiscal Year
----------------

First Quarter ........................................       $40.00       $17.13
Second Quarter .......................................       $16.11        $5.27
Third Quarter ........................................        $8.38        $3.91
Fourth Quarter........................................        $4.13        $0.97

      On February 27, 2001, the Company had 360 shareholders of record. The last reported sale price per share on February 27, 2001, was $2.06.

      We have never paid dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate declaring or paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      Between June 30, 2000 and December 31, 2000, we issued 21,190 shares of common stock at prices ranging from $1.03 to $5.94 to Mac Publishing Company as consideration for advertising services rendered.

      On August 18, 2000, we issued 1,000 shares of common stock at price of $5 per share to Ms. Lori Segale as consideration for consulting services rendered.

      The sales and issuances of these securities were exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act, on the basis that the transactions did not involve a public offering.

Item 6-Selected Financial Data

      You should read the following selected financial data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes of ImageX.com. Historical results are not necessarily indicative of future results.

                             SELECTED FINANCIAL DATA
                 (In thousands, except share and per share data)

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                             1996            1997         1998(2)         1999(3)         2000(4)
                                                             ----            ----         ------          ------          ------
STATEMENT OF OPERATIONS DATA:
Revenues .........................................   $         79    $         87    $        968    $     11,499    $     50,731
Cost of sales ....................................             99             100             998           8,541          33,963
                                                     ----------------------------------------------------------------------------
Gross profit (loss) ..............................            (20)            (13)            (30)          2,958          16,768
                                                     ----------------------------------------------------------------------------
Operating expenses:
    Sales and marketing ..........................             --           1,018           2,207           6,765          24,942
    Product development ..........................            300           1,316           2,750           3,770          10,828
    General and administrative ...................            146           1,285           3,549          11,002          25,470
    Amortization of unearned compensation ........             --              --             380           2,284           1,681
    Amortization of goodwill and other
        intangibles ..............................             --              --              --             213           3,964
    In-process research and development ..........             --              --              --              --           1,062
                                                     ----------------------------------------------------------------------------
          Total operating expenses ...............            446           3,619           8,886          24,034          67,947
                                                     ----------------------------------------------------------------------------
Loss from operations .............................           (466)         (3,632)         (8,916)        (21,076)        (51,179)
Other income (expense), net ......................              3              62             (48)            241           3,724
                                                     ----------------------------------------------------------------------------
Net profit (loss) ................................           (463)         (3,570)         (8,964)        (20,835)        (47,455)
Preferred stock accretion ........................             --              --            (221)            (84)             --
                                                     ----------------------------------------------------------------------------
Net profit (loss) used in calculating net
    loss per share ...............................   $       (463)   $     (3,570)   $     (9,185)   $    (20,919)   $    (47,455)
                                                     ----------------------------------------------------------------------------
Basic and diluted net loss per share(1) ..........   $     (13.60)   $     (14.14)   $     (12.25)   $      (3.07)   $      (2.02)
                                                     ----------------------------------------------------------------------------
Shares used in computation of basic and diluted
net loss per share(1) ............................         34,042         252,425         749,987       6,805,098      23,534,359
                                                     ----------------------------------------------------------------------------

                                                                        December 31,
                                                                        ------------
                                                          1997      1998(2)      1999(3)      2000(4)
                                                          ----      ------       ------       ------
BALANCE SHEET DATA:
Cash and cash equivalents ........................   $     186    $     967    $  18,257    $  40,420
Working capital (deficit) ........................        (616)        (293)      18,053       47,386
Total assets .....................................         938        2,469       35,668      136,306
Long-term obligations, net of current portion ....         300          454           --        8,800
Mandatorily redeemable convertible preferred stock       3,459       11,350           --           --
Accumulated deficit ..............................      (4,033)     (12,997)     (33,832)     (81,287)
Total shareholders' equity (deficit) .............      (3,642)     (10,887)      30,774      117,106

-----------

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

(3) The 1999 results include the operations of Fine Art Graphics and Image Press, which ImageX.com acquired in April 1999 and September 1999 respectively. See Note 14 to ImageX.com's financial statements.

(4) The 2000 results include the operations of creativepro.com and Howard Press, which ImageX.com acquired in June 2000. See Note 14 to ImageX.com's financial statements.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

      When you read this section of our Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this report. This section of this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the section entitled, "Risk Factors Affecting ImageX.com's Operating Results." You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward looking statements.

Overview

      ImageX.com is an Internet-based business-to-business e-commerce company in the U.S. commercial printing industry. We derive substantially all our revenues from the e-procurement and sale of printed business materials and software products and services which include graphic design and print file preparation software applications.

      Revenue

      For orders we receive through our Corporate Online Printing Center, we charge customers for the printed products they order in accordance with customer-specific pricing arrangements negotiated with each account. Orders are fulfilled through our network of approximately 40 vendors and three company-owned facilities and shipped directly to customers under the ImageX.com brand. In addition, service revenues related to the Corporate Online Printing Center are generated from creation of Web sites and annual maintenance fee for the sites. To date, we have derived the majority of our revenues from our Corporate Online Printing Center and from customers we obtained through acquisitions.

      In 2000, our revenue was supplemented by software product sales. We sell software products to distributors and resellers and to some distributors that will reproduce, localize, and package our products. We generally provide a sixty-day right of return policy for consumer software sales. A provision is recorded for estimated product returns.

      Orders placed through our Small Business Printing Center are fulfilled by an outsourced supplier. We receive a percentage of the purchase price paid by customers for each order placed through the Small Business Printing Center. As of December 31, 2000, the Small Business Printing Center had not generated significant revenues.

      As an element of our sales and marketing strategy, we enter into strategic alliances with various parties. In certain of these arrangements we have agreed to share revenue or pay transaction fees on revenue derived from the relationship, and in one case to pay a fixed monthly fee regardless of revenue generated. These relationships have not generated any significant revenues to date.

      In our Corporate Online Printing Center and Small Business Printing Center and through our wholly owned subsidiaries, Image Press, Fine Arts Graphics, and Howard Press, we recognize product revenues when the order is shipped to the customer and we have fulfilled all of our contractual obligations. For sale of Extensis graphic design software, we recognize revenue when pervasive evidence of a contract exists, the software has been delivered, the fee is fixed or determinable and collectibility is probable. Distributors and resellers generally have a sixty-day right of return. A provision is recorded for estimated product returns.

      In the commercial printing industry, prices tend to move in correlation with paper prices. We generally have been able to pass fluctuations in paper pricing through to our customers, although this cannot be assured in the future. We also offer volume discounts to customers, which we expect will continue.

      Our customers include a wide variety of businesses, from Fortune 1000 companies to small office operations. A substantial portion of our revenue has been derived from customers that have come to ImageX.com by means of our acquisitions in 1999 and 2000. Our goal in such acquisitions was to convert acquired customers to our online print procurement system. Although we intend to encourage, and generally expect, that a majority of the historical revenue of acquired companies will migrate to our online procurement system, such conversions require significant time and effort, and we expect that customers who elect to convert to online procurement will continue to order printing from us through traditional means while they transition to e-procurement. Revenue generated through traditional means could continue to account for a significant percentage of our total revenue.

      Gross Profit

      For products sold through our Corporate Online Printing Center that are produced by our network of vendors, gross profit is calculated as the selling price of a specific product (including freight) less the price our vendor charges us and freight costs. For products sold through our Corporate Online Printing Center that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight), less manufacturing costs, freight costs and certain allocated overhead. For software products, gross profit is the selling price less manufacturing costs and royalties.

      Operating Expenses

      Our business incurs operating expenses in three broad expense categories: sales and marketing, product development and general and administrative. Historically, as is typical of early-stage technology companies, expenses of all three categories increased significantly due to acquisitions, our expansion of sales force, and our focus on building the ImageX.com online printing system and an infrastructure suitable for future growth. In the future, we intend to focus on increasing our revenue base and scalability by acquiring new customers, converting customers we acquired to our online system, increasing revenue from existing customers, and improving operation efficiency. Our future success will depend on our ability to achieve these objectives. As a result, we expect that expenses of all categories will decline over time as a percentage of sales.

      Amortization of Unearned Compensation, Goodwill and Other Intangibles

      Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the difference between the fair value of our common stock at the date of grant and the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options. The amortization of goodwill and other intangible assets is a result of the acquisitions of Fine Arts Graphics and Image Press in 1999 and creativepro.com and Howard Press in 2000. The amortization of goodwill and other intangible assets is over periods ranging from 3 to 10 years.

      Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues. Historical periods have been restated to reflect our acquisition of PrintBid.com in December 1999, which was accounted for using the pooling-of-interest method.

                      SELECTED STATEMENT OF OPERATIONS DATA

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                   1996       1997       1998       1999       2000
                                                                   ----       ----       ----       ----       ----
Revenues .....................................................      100%       100%       100%       100%       100%
Cost of sales ................................................      126        115        103         74         67
                                                                 --------------------------------------------------

Gross margin .................................................      (26)       (15)        (3)        26         33
                                                                 --------------------------------------------------

Operating expenses:
    Sales and marketing ......................................       --      1,167        228         59         49
    Product development ......................................      382      1,509        284         33         22
    General and administrative ...............................      186      1,474        367         96         50
    Amortization of unearned compensation, goodwill, and other
       intangibles ...........................................       --         --         39         22         11
    In-process research and development ......................       --         --         --         --          2
                                                                 --------------------------------------------------

          Total operating expenses ...........................      568      4,150        918        210        134
                                                                 --------------------------------------------------

Loss from operations .........................................     (594)    (4,165)      (921)      (184)      (101)
Other income (expense), net ..................................        4         71         (5)         2          7
                                                                 --------------------------------------------------

Net loss .....................................................     (590)%   (4,094)%     (926)%     (182)%      (94)%
                                                                 --------------------------------------------------

      We have incurred significant net losses since our inception. As of December 31, 2000, we had accumulated a deficit of $81.3 million. Our limited operating history and the uncertain and emerging nature of our market make it difficult to assess our prospects or predict our future results of operations. Therefore, you should not consider our recent revenue growth as an indication of our future rate of revenue growth, if any. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

Years Ended December 31, 1999 and 2000

Revenues

      Revenues were $11.5 million and $50.7 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $39.2 million, or 341%, over the prior year. This increase was primarily due to the acquisition of creativepro.com and Howard Press customers in 2000 and to an increased number of customers using our online system, from approximately 195 customers at December 31, 1999 to approximately 331 customers at December 31, 2000. The increase in the number of customers contributes to both increased product and service revenues.

      The printing and related services segment revenues increased from $11.5 to $41.9 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $30.4 million or 264%. This increase is due to the acquisition of Howard Press and the increased number customers described above. The software products and services segment contributed $8.9 million to revenue in 2000, resulting from the Creativepro acquisition.

Gross Profit

      Gross profit was $3.0 million and $16.8 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $13.8 million or 460%. The increase in gross profit was primarily due to our expanded customer base and consequent increased sales volumes, increased product pricing to our customers, change in product mix, and acquisitions.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses and travel expenses. Sales and marketing expenses were $6.8 million and $24.9 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $18.1 million, or 266%, over the prior year. The increase in sales and marketing expenses resulted primarily from acquisitions and expanding the number of our sales regions from 15 to 23 during 2000, hiring new sales representatives and marketing personnel, promotion and public relations expenses.

Product Development Expenses

      Product development expenses consist primarily of salaries and benefits for developers, product managers and quality assurance personnel. Product development expenses were $3.8 million and $ 10.8 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $7.0 million or 184%, over the prior year. The increase in product development expenses was due to an acquisition in 2000, increased salary and benefit related expenses from hiring new personnel and contractors.

General and Administrative Expenses

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $11.0 million and $25.5 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $14.5 million, or 132%, over the prior year. The increase in general and administrative expenses was primarily due to our hiring additional executive, finance, administrative and information technology personnel to support the growth of our business and acquisitions. In addition, we have had higher expenses resulting from depreciation, professional fees and office expenses.

Amortization

      The amortization of unearned compensation was $2.3 million and $1.7 million for the years ended December 31, 1999 and 2000, respectively, representing a decrease of $0.6 million, or 26%, over the prior year. This total unearned compensation amount represents the difference between the fair value of our common stock for accounting purposes at the date of grant and the exercise or purchase price of such securities, as applicable. The unamortized portion of this total unearned compensation amount is reflected as a reduction of shareholders' equity and will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation is being amortized over the vesting period of the individual options, generally four years, using an accelerated method. We expect that the amortization of unearned compensation will decrease in the future due to the accelerated amortization method being used.

      The amortization of goodwill and other intangibles was $213,000 and $4.0 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $3.8 million. The intangible assets being amortized result primarily from acquisitions in 1999 and 2000. In the future, we anticipate amortization of goodwill and other intangibles to increase compared to 2000, which due to timing, included only approximately six months' amortization of acquisitions closed during the year.

In Process Research and Development

      Among the assets purchased in the acquisitions closed in June 2000 were two software projects under development. Both of these products were between 85% and 90% completed at the date of acquisition and had no alternative use if not completed successfully. Both products are now complete and generated revenue in the fourth quarter of 2000. These projects were valued using a discounted cash flow analysis (19% discount rate) by independent appraisers. The $1,062,000 of value derived from the analysis was expensed in the second quarter of 2000.

Other Income

      Other income consists primarily of interest income. Other income was $241,000 and $3.7 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $3.5 million over the prior year. The increase in other income primarily resulted from interest on the proceeds of our initial public offering in August 1999 and follow-on offering in February 2000.

Income Taxes

      No provision for federal income taxes has been recorded to date because we incurred net operating losses from inception through December 31, 2000. As of December 31, 2000, we had approximately $81.2 million of net operating loss carryforwards for federal income tax purposes, expiring in 2011 through 2020. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, no deferred tax asset has been recorded.

Net Loss

      The net loss was $20.8 million and $47.5 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $26.7 million, or 128%, over the prior year. The $26.7 million increase in net loss for the year ended December 31, 2000 resulted from increases in all categories of expenses-sales and marketing, product development, general and administrative, and amortization; as we completed two acquisitions in 2000 and had significant growth overall during the year ended December 31, 2000.

Years Ended December 31, 1998 and 1999

Revenues

      Revenues were $968,000 and $11.5 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $10.5 million, or 1,088%, over the prior year. This increase was primarily due to the acquisition of Fine Arts Graphics and Image Press customers in 1999 and to an increased number of customers using our online system, from approximately 80 customers at December 31, 1998 to approximately 200 customers at December 31, 1999. The increase in the number of customers contributed to both increased product and service revenues.

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

Sales and Marketing Expenses

      Sales and marketing expenses were $2.2 million and $6.8 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $4.6 million, or 209%. The increase in sales and marketing expenses resulted primarily from hiring new sales representatives and marketing personnel, travel expenses, and marketing expenses, including public relations, company Web site maintenance, telemarketing expenses, and printed marketing materials.

Product Development Expenses

      Product development expenses were $2.8 million and $3.8 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $1.0 million or 36%. The increase in product development expenses was due to an increase in amortization resulting from the capitalization of certain software development costs relating to our Corporate Online Printing Center, increased salary and benefit related expenses from hiring new personnel and the inclusion of product development expenses associated with PrintBid.com.

General and Administrative Expenses

      General and administrative expenses were $3.5 million and $11.0 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $7.5 million, or 214%. The increase in general and administrative expenses was primarily due to our hiring of additional executive, finance, administrative and information technology personnel as well as outside contractors to support the growth of our business. In addition, we had higher expenses resulting from depreciation, software maintenance expenses, and professional fees. Increases in general and administrative expenses were also a result of the inclusion of PrintBid.com's expenses.

Amortization

      The amortization of unearned compensation was $380,000 and $2.3 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $1.9 million, or 501%. This total unearned compensation amount represented the difference between the fair value of our common stock for accounting purposes at the date of grant and the exercise or purchase price of such securities, as applicable. The unearned compensation was amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual options, generally four years.

      The amortization of goodwill and other intangibles was $0 and $213,000 for the years ended December 31, 1998 and 1999, respectively, representing an increase of $213,000, or 100%. The goodwill and other intangibles arose as a result of the acquisition of Fine Arts Graphics and Image Press.

Other Income (Expense), Net

      The net other income/expense were an expense of $48,000 and income of $241,000 for the years ended December 31, 1998 and 1999, respectively, representing an increase of $289,000. The expense for the year ended December 31, 1998 was interest on debt outstanding. With the proceeds of our public offering in August 1999, all existing debt was paid off and the remaining proceeds were invested which resulted in a net interest income for the year ended December 31, 1999.

Income Taxes

      No provision for federal income taxes was recorded to date because we incurred net operating losses from inception through December 31, 1999. As of December 31, 1999, we had approximately $31.2 million of net operating loss carryforwards for federal income tax purposes, expiring in 2011 through 2019. These losses were available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, no deferred tax asset was recorded.

Net Loss

      The net loss was $9.0 million and $20.8 million for the years ended December 31, 1998 and 1999, respectively, representing an increase of $11.8 million, or 132%, over the prior year. The $11.8 million increase in net loss for the year ended December 31, 1999 was as a result of increased spending in all categories-sales and marketing, product development, general and administrative, and amortization; as we completed three acquisitions and had significant growth overall during the year ended December 31, 1999.

Liquidity and Capital Resources

      In February and March 2000 we completed our follow-on offering of common stock and issued additional 4,695,595 shares at $23 per share. The net proceeds from this offering were approximately $101.4 million, net of underwriting discounts, commissions and other offering costs.

      As of December 31, 2000, we had cash and cash equivalents of $40.4 million, representing an increase of $22.2 million from cash and cash equivalents held as of December 31, 1999. Our working capital at December 31, 2000 was $47.4 million, compared to $18.1 million at December 31, 1999.

      Net cash used in operating activities was $37.3 million and $17.3 million for the years ended December 31, 2000 and 1999, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing, and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and increases in accounts receivable were partially offset by increases in inventory.

      Net cash used in investing activities was $44.1 million and $11.6 million for the years ended December 31, 2000 and 1999, respectively, and consisted primarily of acquisitions described elsewhere and capital expenditures, including equipment and software.

      Net cash provided by financing activities was $103.6 million for the year ended December 31, 2000 and consisted primarily of $101.4 million in net proceeds from the issuance of common stock in our follow-on offering. We also received proceeds of $8.8 million from borrowing of long-term debt. Net cash provided by financing activities was $46.2 million for the year ended December 31, 1999 and was primarily from the issuance of convertible preferred stock and net proceeds from our initial public offering in August 1999.

      We anticipate continued capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of any newly acquired businesses. We may increase our operating expenses which will consume a material amount of our cash resources; however, we believe that our existing cash and cash equivalents together with available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems.

Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard is effective for the Company beginning January 1, 2001. Because the Company has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 became effective in fourth quarter of 2000. The adoption of SAB 101 had no material effect on the financial position or results of operations of the Company.

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for certain issues such as the definition of "employee", criteria for determining noncompensatory plans, as well as accounting for modification to fixed stock options and exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. The adoption of FIN 44 had no material effect on the financial position and results of operations of the Company.

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

      The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our $4 million term loan bears interest at LIBOR plus 2.5%. Our $4.8 million revolving credit line bears interest at LIBOR plus 2.5% and prime plus 1%. Both are scheduled for repayments within five years. Related expense would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

      All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2000.

Item 8-Financial Statements

      Financial statements of ImageX.com, Inc. are as follows

                                                                            Page
                                                                            ----

Report of PricewaterhouseCoopers LLP, independent accountants ............   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999 .............   F-3
Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998 .....................................   F-4
Consolidated Statements of Comprehensive Income for the years
    ended December 31, 2000, 1999 and 1998 ...............................   F-4
Consolidated Statements of Shareholders' Equity (Deficit) for
    the years ended December 31, 2000, 1999 and 1998 .....................   F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998 .....................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7
Unaudited Quarterly Information ..........................................  F-30
Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts for the years
      ended December 31, 2000, 1999 and 1998 .............................   S-1

                        Report of Independent Accountants

To the Board of Directors and Shareholders
ImageX.com, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ImageX.com, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 1, 2001

                                IMAGEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                December 31,    December 31,
                                                                                                    2000            1999
                                                                                                    ----            ----
                                     ASSETS
Current assets:
    Cash and cash equivalents .............................................................      $  40,420       $  18,257
    Accounts receivable (net of allowance for doubtful accounts and returns of $1,403 and $126 at December 31, 2000 and 1999,
       respectively) ......................................................................         12,250           3,427
    Inventories ...........................................................................          3,726             653
    Prepaid expenses ......................................................................          1,390             610
                                                                                                 ---------       ---------
       Total current assets ...............................................................         57,786          22,947
Restricted cash ...........................................................................          2,412           1,625
Property and equipment, net ...............................................................         22,748           6,613
Goodwill (net of accumulated amortization of $2,589 and $145 at
       December 31, 2000 and 1999, respectively) ..........................................         41,658           2,132
Other assets (net of accumulated amortization of $1,581 and $68 at
       December 31, 2000 and 1999, respectively) ..........................................         11,702           2,351
                                                                                                 ---------       ---------
       Total assets .......................................................................      $ 136,306       $  35,668
                                                                                                 =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................................................      $   5,519       $   3,500
    Accrued liabilities ...................................................................          4,881           1,394
                                                                                                 ---------       ---------
       Total current liabilities ..........................................................         10,400           4,894
Notes payable .............................................................................          8,800
                                                                                                 ---------       ---------
       Total liabilities ..................................................................         19,200           4,894
                                                                                                 ---------       ---------
Commitments and contingencies (Note 12)

Shareholders' equity:
    Common stock, $0.01 par value; 70,000,000 shares authorized; 26,557,287 and 17,381,639 shares issued and outstanding at December 31, 2000 and
       1999, respectively .................................................................            265             174
    Additional paid-in capital ............................................................        199,092          67,118
    Unearned compensation .................................................................           (837)         (2,518)
    Accumulated other comprehensive loss ..................................................            (27)
    Notes receivable from shareholders ....................................................           (100)           (168)
    Accumulated deficit ...................................................................        (81,287)        (33,832)
                                                                                                 ---------       ---------
       Total shareholders' equity .........................................................        117,106          30,774
                                                                                                 ---------       ---------
Total liabilities and shareholders' equity ................................................      $ 136,306       $  35,668
                                                                                                 =========       =========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                         2000           1999           1998
                                                                                         ----           ----           ----
Revenues:
  Printing and related services .................................................      $ 41,861       $ 11,499       $    968
  Software products and services ................................................         8,870
                                                                                       --------       --------       --------
            Total revenues ......................................................      $ 50,731       $ 11,499       $    968
Cost of sales:
  Printing and related services .................................................        32,690          8,541            998
  Software products and services ................................................         1,273
                                                                                       --------       --------       --------
            Total cost of sales .................................................        33,963          8,541            998
                                                                                       --------       --------       --------
            Gross profit (loss) .................................................        16,768          2,958            (30)
                                                                                       --------       --------       --------

Operating expenses:
    General and administrative (excluding amortization of
        unearned compensation of $1,351, $1,938, and $380) ......................        25,470         11,002          3,549
    Sales and marketing .........................................................        24,942          6,765          2,207
    Product development (excluding amortization of unearned
       compensation of $330, $346, and $0) ......................................        10,828          3,770          2,750
    Amortization of unearned compensation, goodwill and
        other intangibles .......................................................         5,645          2,497            380
    In-process research and development .........................................         1,062
                                                                                       --------       --------       --------
             Total operating expenses ...........................................        67,947         24,034          8,886
                                                                                       --------       --------       --------
             Loss from operations ...............................................       (51,179)       (21,076)        (8,916)
Interest income (expenses), net .................................................         3,724            241            (48)
                                                                                       --------       --------       --------
             Net loss ...........................................................      $(47,455)      $(20,835)      $ (8,964)
                                                                                       ========       ========       ========
Basic and diluted net loss per share (Note 1) ...................................      $  (2.02)      $  (3.07)      $ (12.25)
                                                                                       ========       ========       ========

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net loss ........................................................................      $(47,455)      $(20,835)      $ (8,964)
Other comprehensive income (loss):
          Foreign currency translation ..........................................           (27)
                                                                                       --------       --------       --------
Comprehensive income (loss) .....................................................      $(47,482)      $(20,835)      $ (8,964)
                                                                                       ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      Preferred
                                                                      Series A           Common Stock      Additional
                                                                      ---------          ------------       Paid-In     Unearned
                                                                   Shares    Amount     Shares    Amount    Capital   Compensation
                                                                   ------    ------     ------    ------    -------   ------------
Balances, January 1, 1998                                         1,500,000     $ 15   1,200,000     $ 12     $  392
Issuance of common stock for notes receivable...................                         500,000        5        195
Repurchase of common stock......................................                        (100,000)      (1)        (1)
Issuance of stock options to consultants .......................                                                 169
Issuance of common stock upon exercise of stock options.........                           8,520                   2
Issuance of common stock to PrintBid shareholders...............                         473,454        5        319      $    (6)
Issuance of common stock warrants related to
  convertible debt .............................................                                               1,073
Unearned compensation, net......................................                                               2,335       (1,955)
Accretion of mandatorily redeemable convertible
  preferred stock ..............................................                                                (221)
Net loss........................................................
                                                                 ------------------------------------------------------------------
Balances, December 31, 1998.....................................  1,500,000       15   2,081,974       21      4,263       (1,961)
                                                                 ------------------------------------------------------------------
Redemption of common stock......................................                         (42,000)      (1)        (7)
Purchase of treasury stock......................................                         (38,212)      (1)        (1)
Issuance of stock options and warrants to consultants...........                                                 188
Issuance of common stock upon exercise of stock options.........                         164,775        2         62
Issuance of common stock for acquisitions.......................                         110,144        2        673
Warrants issued in conjunction with preferred stock.............                                                 909
Accretion of mandatorily redeemable preferred stock.............                                                 (84)
Net proceeds from initial public offering (net of offering
    costs of $3,119)............................................                       3,450,000       35     20,996
Collection of notes receivable..................................
Conversion of preferred stock to common stock upon initial
    public Offering............................................. (1,500,000)     (15) 11,351,132      113     35,799
Issuance of common stock upon exercise of warrants..............                         170,290        2        217
Unearned compensation, net......................................                                               3,180         (557)
Issuance of common stock to PrintBid shareholders...............                         133,536        1      1,070
Compensation related to common stock, subject to repurchase,
    issued to advisors..........................................                                                 295
Write-off of unamortized discount on convertible debt...........                                               (442)
Net loss........................................................
                                                                 ------------------------------------------------------------------
Balances, December 31, 1999.....................................                      17,381,639      174     67,118       (2,518)
                                                                 ------------------------------------------------------------------
Net proceeds from follow-on  offering (net of offering costs
    of $6,588)..................................................                       4,695,595       47    101,351
Issuance of common stock upon exercise of stock options.........                         353,893        3        166
Issuance of common stock upon exercise of warrants..............                         195,273        1        571
Issuance of common stock pursuant to Employee Stock Purchase
    Plan........................................................                         154,159        2        885
Issuance of common stock and options for acquisitions...........                       3,753,818       38     28,911
Issuance of common stock for operating expenses.................                          22,910                  90
Amortization of unearned compensation...........................                                                             1,681
Collection of notes receivable..................................
Foreign currency translation....................................
Net loss........................................................
                                                                 ------------------------------------------------------------------
Balances, December 31, 2000.....................................         --     $ --  26,557,287     $265   $199,092      $  (837)
                                                                 ==================================================================

                                                                    Notes       Accumulated
                                                                  Receivable       Other
                                                                     From      Comprehensive   Accumulated
                                                                 Shareholders  Income (loss)     Deficit      Total
                                                                 ------------  -------------     -------      -----
Balances, January 1, 1998                                             $   (28)                    $ (4,033)  $ (3,642)
Issuance of common stock for notes receivable...................         (200)
Repurchase of common stock......................................                                                   (2)
Issuance of stock options to consultants .......................                                                  169
Issuance of common stock upon exercise of stock options.........                                                    2
Issuance of common stock to PrintBid shareholders...............                                                  318
Issuance of common stock warrants related to
  convertible debt .............................................                                                1,073
Unearned compensation, net......................................                                                  380
Accretion of mandatorily redeemable convertible
  preferred stock ..............................................                                                 (221)
Net loss........................................................                                     (8,964)   (8,964)
                                                                 -----------------------------------------------------
Balances, December 31, 1998.....................................         (228)                      (12,997)  (10,887)
                                                                 -----------------------------------------------------

Redemption of common stock......................................            8
Purchase of treasury stock......................................                                                   (2)
Issuance of stock options and warrants to consultants...........                                                  188
Issuance of common stock upon exercise of stock options.........          (15)                                     49
Issuance of common stock for acquisitions.......................                                                  675
Warrants issued in conjunction with preferred stock.............                                                  909
Accretion of mandatorily redeemable preferred stock.............                                                  (84)
Net proceeds from initial public offering (net of offering
    costs of $3,119)............................................                                               21,031
Collection of notes receivable..................................           67                                      67
Conversion of preferred stock to common stock upon initial
    public Offering.............................................                                               35,897
Issuance of common stock upon exercise of warrants..............                                                  219
Unearned compensation, net......................................                                                2,623
Issuance of common stock to PrintBid shareholders...............                                                1,071
Compensation related to common stock, subject to repurchase,
    issued to advisors..........................................                                                  295
Write-off of unamortized discount on convertible debt...........                                                 (442)
Net loss........................................................                                    (20,835)  (20,835)
                                                                 -----------------------------------------------------
Balances, December 31, 1999.....................................         (168)                      (33,832)   30,774
                                                                 -----------------------------------------------------

Net proceeds from follow-on  offering (net of offering costs
    of $6,588)..................................................                                              101,398
Issuance of common stock upon exercise of stock options.........                                                  169
Issuance of common stock upon exercise of warrants..............                                                  572
Issuance of common stock pursuant to Employee Stock Purchase
    Plan........................................................                                                  887
Issuance of common stock and options for acquisitions...........                                               28,949
Issuance of common stock for operating expenses.................                                                   90
Amortization of unearned compensation...........................                                                1,681
Collection of notes receivable..................................           68                                      68
Foreign currency translation....................................                       $  (27)                    (27)
Net loss........................................................                                    (47,455)  (47,455)
                                                                 -----------------------------------------------------
Balances, December 31, 2000..............................             $ (100)          $  (27)   $  (81,287) $117,106
                                                                 =====================================================

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                          Year Ended
                                                                                                         December 31,
                                                                                                         ------------
                                                                                           2000             1999             1998
                                                                                           ----             ----             ----
Cash flows from operating activities:
  Net loss ........................................................................      ($ 47,455)      $ (20,835)      $  (8,964)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ................................................          9,415           1,947             423
     Amortization of unearned compensation ........................................          1,681           2,284             380
     Interest expense for warrants issued in connection with bridge financing .....                            115              30
     Amortization of discount on convertible debentures ...........................                                              2
     Write-off of unamortized discount on convertible debt ........................                           (442)
     Services exchanged for common stock, options and warrants ....................             90            1339             482
     Write-off of acquired in process research and development ....................          1,062
     Provision for doubtful accounts ..............................................            218             111              15
  Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable ..........................................................         (3,925)         (2,340)           (231)
     Inventories ..................................................................          1,898            (624)
     Prepaid expenses .............................................................           (234)           (528)            (33)
     Other assets .................................................................           (152)           (558)             (6)
     Accounts payable and accrued liabilities .....................................             69           2,226             480
                                                                                         ---------       ---------       ---------
     Net cash used in operating activities ........................................        (37,333)        (17,305)         (7,422)
                                                                                         ---------       ---------       ---------
  Cash flows from investing activities:
     Purchases of property and equipment ..........................................        (16,635)         (2,476)           (870)
     Proceeds from sale of property and equipment .................................             20
     Deposits of restricted cash ..................................................           (787)         (1,600)            (25)
     Acquisitions, net ............................................................        (26,718)         (7,498)
                                                                                         ---------       ---------       ---------
     Net cash used in investing activities ........................................        (44,120)        (11,574)           (895)
                                                                                         ---------       ---------       ---------
  Cash flows from financing activities:
     Proceeds from issuance of notes payable ......................................          4,000           2,932             601
     Principal payments on notes payable ..........................................         (8,251)         (2,071)           (285)
     Proceeds from borrowings on line of credit ...................................          4,800                              96
     Repayment on line of credit ..................................................                           (796)
     Proceeds from issuance of Preferred stock (net of offering costs of $1,063
            and $118 for 1999 and 1998, respectively) .............................                         24,740           8,678
     Repurchase of common stock ...................................................          1,628              (2)             (2)
     Proceeds from issuance of common stock .......................................                            268              10
     Proceeds from issuance of common stock related to public
            offering (net of offering costs of $6,558 and $3,119 for 2000
            and 1999, respectively) ...............................................        101,398          21,031
     Proceeds from repayment on notes receivable from shareholders ................             68              67
                                                                                         ---------       ---------       ---------
     Net cash provided by financing activities ....................................        103,643          46,169           9,098
                                                                                         ---------       ---------       ---------
     Effect of exchange rate changes on cash ......................................            (27)
     Net increase in cash and cash equivalents ....................................         22,163          17,290             781
     Cash and cash equivalents at beginning of period .............................         18,257             967             186
                                                                                         ---------       ---------       ---------
     Cash and cash equivalents at end of period ...................................      $  40,420       $  18,257       $     967
                                                                                         =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

      ImageX.com, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. The Company's e-procurement solution includes the following services:

      o Corporate Online Printing Center, a customized, secure Web site for larger corporate customers containing an online catalog of their repeat-ordered printed business materials;

      o Extensis graphic design software including Portfolio media asset manager, Suitcase font manager, and first ever Web-based digital file-checking software, Preflight Online;

      o Creativepro.com, a web portal offering industry news, reviews, e-stores for graphic design professionals; and

      o Small Business Printing Center, an outsourced small office/home office print procurement service.

      As described in Note 14, on December 9, 1999, the Company merged with PrintBid.com, Inc. in a transaction accounted for as a pooling of interests. These consolidated financial statements give retroactive effect to the merger of the Company with PrintBid.com, Inc.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

      Restricted cash consists of certificates of deposit which collateralize letters of credit as required by the Company's office lease and marketing agreements.

INVENTORIES

      Inventories consist of raw materials and supplies, work-in-process and finished goods, which are stated at the lower of cost or market. Cost is determined using a method which approximates the first-in, first-out method. Work-in-process includes direct labor, materials and allocated overhead.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation is provided on the straight-line method for financial statement purposes. Estimated useful lives of the assets are as follows:

                              Assets                          Years
                              ------                          -----

Computer software.............................                1 - 4
Computer hardware.............................                3 - 5
Office furniture and equipment................                5 - 10
Machinery and equipment.......................                7 - 12
Leasehold improvements........................    Life of lease or useful lives,
                                                  whichever is shorter, ranging
                                                           from 3 to 5

      Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost of the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

      Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and the post-implementation stage. Capitalized internal-developed software is depreciated using the straight-line method over one to four years. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheet.

GOODWILL

      Goodwill represents the excess of the cost of purchased subsidiaries over the estimated fair value of the net assets acquired as of the date of acquisition and is being amortized using the straight line method over 10 years. During 2000 and 1999, the Company recognized the related amortization expense of approximately $2,451 and $145, respectively.

OTHER ASSETS

      Other assets consist primarily of customer list, trained workforce, and purchased technology resulting from acquisitions in 2000 and 1999. They are being amortized using the straight-line methods over their estimated useful lives, which range from 3 to 8 years. During 2000 and 1999, the Company recognized related amortization expense of approximately $571 and $50 for customer list, $470 and $18 for trained workforce, and $360 and $0 for purchased technology.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

VALUATION OF LONG-LIVED ASSETS

      The Company periodically evaluates the carrying value of long-lived assets to be held and used, including, but not limited to, property and equipment, goodwill and other assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. No impairment has been recorded as of December 31, 2000.

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

REVENUE RECOGNITION

      The Company's range of printing products includes business cards, general office products, and marketing/promotional materials. In the Corporate Online Printing Center and through its wholly owned subsidiaries, Image Press, Fine Arts Graphics, and Howard Press, the Company generally recognizes printing revenues when the order is shipped to the customer and when the Company has fulfilled all of its contractual obligations.

      The Company also sells software products to distributors, resellers, and customers. The revenue for these sales is recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. Distributors and resellers generally have a sixty-day right of return. A provision is recorded for estimated product returns.

PRODUCT DEVELOPMENT COSTS

      Product development costs represent research and development expenditures, which are charged to operating expenses as incurred.

ADVERTISING

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $6,183, $1,249, and $192, respectively.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

COMPREHENSIVE INCOME (LOSS)

      SFAS No. 130 requires the disclosure of comprehensive income and its components in a full-set of general purpose financial statements. Comprehensive income (loss) includes all changes in equity that result from transactions and other economic events during the period other than transactions with stockholders. Comprehensive income (loss) for the Company at December 31, 2000 includes accumulated foreign currency translation adjustments of ($27) resulting from the translation of the balance sheet for a European subsidiary.

NET LOSS PER SHARE

      In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

      A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

                                                                                             Year Ended
                                                                                             December 31,
                                                                                      -------------------------
                                                                              2000               1999             1998
                                                                              ----               ----             ----
Net loss ..........................................................      $    (47,455)      $    (20,835)      $     (8,964)
Accretion of mandatorily redeemable convertible preferred stock ...
                                                                                   --                (84)              (221)
                                                                         ------------       ------------       ------------
Net loss for common stock .........................................      $    (47,455)      $    (20,919)      $     (9,185)
                                                                         ============       ============       ============
Weighted average shares of common stock outstanding (shares
    used in computing basic net loss per share ....................        23,534,359          6,805,098            749,987
                                                                         ============       ============       ============
Basic and diluted net loss per share ..............................      $      (2.02)      $      (3.07)      $     (12.25)
                                                                         ============       ============       ============

      Basic loss per share excludes the effect of restricted stock subject to repurchase from the weighted average shares of common stock outstanding. The weighted average shares of restricted stock subject to repurchase totaled 399,019, 307,558, and 690,041 shares as of December 31, 2000, 1999, and 1998, respectively.

      Dilutive securities include options, warrants, preferred stock as if converted and restricted stock subject to repurchase. Potentially dilutive securities totaling 4,562,925, 3,603,796, and 8,192,063 shares for the years ended December 31, 2000, 1999 and 1998, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

INCOME TAXES

      The Company follows the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and on tax loss and credit carryforwards. They are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. The Company provides for a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

CONCENTRATIONS OF CREDIT RISK

      The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. For the year ended December 31, 1998 and 2000, no single customer accounted for more than 10% of the Company's revenues and there were no significant accounts receivable from a single customer. For the year ended December 31, 1999, one customer accounted for 13% of revenues. The Company maintains its cash and cash equivalents in bank accounts in amounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

RECLASSIFICATIONS

      Certain reclassifications have been made to 1998 and 1999 consolidated financial statements to conform with 2000 consolidated financial statement presentation.

LIQUIDITY

      The Company has never been profitable and it is anticipated that the Company will continue to incur net losses in future periods. To become profitable, the Company must significantly increase revenues by obtaining new customers and generating additional revenues from existing customers, control expenses and improve gross margins. As of December 31, 2000, the Company had an accumulated deficit of $81,287. Although the Company has experienced revenue growth in recent periods, revenues may not continue at their current level, or increase in the future.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

      The Company anticipates continued capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of any new acquired businesses. We may increase our operating expenses which will consume a material amount of our cash resources; however, we believe that our existing cash and cash equivalents together with available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems.

      As the Company continues the development of its business, it will use currently available funds and seek additional sources of financing, if necessary. If unsuccessful in obtaining the necessary funding, the Company will continue expansion of its operations on a reduced scale based on available capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard is effective for the Company beginning January 1, 2001. Because the Company has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 became effective and was implemented for the year ended December 31, 2000. The adoption of SAB 101 had no material effect on the financial position or results of operations of the Company.

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for certain issues such as the definition of "employee", criteria for determining noncompensatory plans, as well as accounting for modification to fixed stock options and exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000. The adoption of FIN 44 had no material effect on the financial position and results of operations of the Company.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. INVENTORIES:

      Inventories consisted of the following at December 31, 2000 and 1999:

                                                              December 31,
                                                              ------------
                                                          2000              1999
                                                          ----              ----

Raw materials and supplies .................            $1,429            $  225
Work-in-process ............................               687               176
Finished goods .............................             1,610               252
                                                        ------            ------
                                                        $3,726            $  653
                                                        ======            ======

3. PROPERTY AND EQUIPMENT:

      Property and equipment consisted of the following at December 31, 2000 and 1999:

                                                              December 31,
                                                              ------------
                                                           2000          1999
                                                           ----          ----

Computer hardware ................................      $  9,171       $  3,683
Computer software ................................         9,419          2,413
Production machinery and equipment ...............         5,342          2,076
Office furniture and equipment ...................         1,949            733
Leasehold improvements ...........................         3,532            185
                                                        --------       --------
                                                          29,413          9,090
Less accumulated depreciation and amortization ...        (6,665)        (2,477)
                                                        --------       --------
Property and equipment, net ......................      $ 22,748       $  6,613
                                                        ========       ========

      Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $5,451, $1,743, and $424 respectively.

4. OTHER ASSETS:

      Other assets consisted of the following at December 31, 2000 and 1999:

                                                              December 31,
                                                              ------------
                                                           2000          1999
                                                           ----          ----

Trained workforce ........................          $  5,746           $    212
Customer list ............................             3,812              1,600
Purchased technology .....................             2,060                 --
Other ....................................             1,665                607
                                                    --------           --------
                                                      13,283              2,419
Less accumulated amortization ............            (1,581)               (68)
                                                    --------           --------
Other assets, net ........................          $ 11,702           $  2,351
                                                    ========           ========

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. OTHER ASSETS: (Continued)

      Other assets are being amortized using the straight-line methods over their estimated useful lives, which range from 3 to 8 years. During 2000 and 1999, the Company recognized the related amortization expense of approximately $1,513 and $68 for other assets.

5. ACCRUED LIABILITIES:

      Accrued liabilities consisted of the following at December 31, 2000 and 1999:

                                                              December 31,
                                                              ------------
                                                           2000          1999
                                                           ----          ----

Accrued payroll and related benefits ...........          $2,852          $  713
Sales and excise taxes payable .................             279             216
Other ..........................................           1,750             465
                                                          ------          ------
                                                          $4,881          $1,394
                                                          ======          ======

6. NOTES PAYABLE AND LINE OF CREDIT:

      Notes payable and line of credit balance consisted of the following at December 31, 2000:

Term loan payable to bank, interest at LIBOR (6.31% at
   December 31, 2000) plus 2.5% .....................................     $4,000
Revolving credit line balance payable to bank, $2.4 million
   balance accrues interest at LIBOR (6.31% at December 31,
   2000) plus 2.5%, and $2.4 million balance accrues interest
   at prime (9.5% at December 31, 2000) plus 1% .....................     $4,800
                                                                          ------
                                                                          $8,800
                                                                          ======

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. NOTES PAYABLE AND LINE OF CREDIT: (Continued)

      On August 1, 2000, Howard Press, a wholly owned subsidiary of the Company, entered into a loan agreement with a bank for a $6 million revolving credit line and a $4 million term loan collateralized by substantially all of the assets of Howard Press. The revolving credit line and the term loan accrue interest at prime rate plus margin of 0% to 1% or at LIBOR plus margin of 1.5% to 2.5%. The margins are based on the Debt to Earnings Before Interest, Tax, Depreciation, and Amortization (EBITDA) ratio of Howard Press. The revolving credit line is a two-year facility due on July 31, 2002 with an annual extension each year if approved by the bank. The principle of the term loan is payable monthly in installments of $66,667 beginning August 1, 2002 and for three years thereafter, and the remaining balance is due on August 1, 2005. Principle payments required on the notes payable and line of credit during the next five years are as follows:

                  Year Ending December 31,
                  ------------------------

                  2001...............................             $    --
                  2002...............................               5,133
                  2003...............................                 800
                  2004...............................                 800
                  2005...............................               2,067
                                                            --------------
                                                                  $ 8,800
                                                            ==============

      The loan agreement includes various restrictive covenants, which among other things, require Howard Press to maintain certain financial ratios and net worth amounts.

      Interest expense for the years ended December 31, 2000, 1999, and 1998 was $257, $160, and $59, respectively.

7. FEDERAL INCOME TAXES:

      At December 31, 2000, the Company had net operating loss carryforwards of approximately $81,247, which will expire beginning in 2011 through 2020. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

      The following is a reconciliation of the income tax benefit based on the statutory Federal rate:

                                                                Years Ended
                                                                December 31,
                                                                ------------
                                                       2000          1999         1998
                                                       ----          ----         ----
Federal income tax benefit at statutory rate ..         (34)%         (34)%         (34)%
Change in valuation allowance .................          24            32            34
Amortization of deferred compensation .........           3             2            --
Amortization of goodwill ......................           7            --            --
                                                     ----------------------------------
                                                         --            --            --
                                                     ==================================

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. FEDERAL INCOME TAXES: (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and for tax loss carryforwards. The Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the ultimate realization of such assets. Management evaluates, on a quarterly basis, the recoverability of the net deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that the net deferred tax assets are realizable, the valuation allowance will be reduced.

      The effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                      ------------
                                            2000          1999           1998
                                            ----          ----           ----
Deferred income tax assets:
Net operating loss carryforwards ..      $ 27,624       $ 10,622       $  4,030
Credit carryforwards ..............           308             --             --
Accrued compensation and benefits .           280            152             82
Stock based compensation ..........           276             --             --
Provision for doubtful accounts ...           211             77              5
Depreciation ......................            --            177            123
Other .............................            18             14             15
                                         --------------------------------------
    Total .........................        28,717         11,042          4,255
                                         --------------------------------------
Deferred income tax liabilities:
Depreciation ......................        (1,596)            --             --
                                         --------------------------------------
    Total .........................        (1,596)            --             --
                                         --------------------------------------
Net deferred tax assets ...........        27,121         11,042          4,255
Valuation allowance ...............       (27,121)       (11,042)        (4,255)
                                         --------------------------------------
                                         $     --       $     --       $     --
                                         ======================================

8. RELATED PARTY TRANSACTIONS:

      The original founders of the Company, one of whom is an officer and a director of the Company, are the owners of 100% of the outstanding capital stock of Parallel Communications, Inc. ("Parallel"), which served as the Company's advertising agency pursuant to an Advertising Agency Service Agreement, dated August 26, 1997. In 1999 and 1998, the Company paid Parallel approximately $957 and $521 respectively, for services performed on behalf of the Company. In August 1999, Parallel was sold to an unrelated party.

      In August 1999, PrintBid issued Series A convertible notes totaling $50 with 12,500 detachable warrants to a shareholder in exchange for online advertising. PrintBid also issued Series A convertible notes totaling $48 with 12,000 detachable warrants to two shareholders during May and August 1999 in

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. RELATED PARTY TRANSACTIONS: (Continued)

exchange for cash. These notes, totaling $146 plus accrued interest, were due two years after issuance, unless converted to stock in accordance with the Series A subordinated convertible note agreement. The convertible notes converted to equity securities upon the acquisition of PrintBid.

9. EMPLOYEE BENEFITS:

DEFINED CONTRIBUTION PLAN

      The Company has a 401(k) Retirement Plan (the "Plan") which covers substantially all eligible employees. The Plan is a defined contribution profit sharing plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company can contribute to the Plan at the discretion of the Board of Directors. There were no contributions made by the Company during 1998, 1999 or 2000.

EMPLOYEE STOCK PURCHASE PLAN

      In August 1999, the Company adopted the 1999 Employee Stock Purchase Plan for all eligible employees. A total of 250,000 shares of common stock are authorized to issue under the plan plus automatic annual increases to be added on the first day of the Company's fiscal year beginning on January 1, 2001, equal to the least of (1) 100,000 shares, (2) 0.5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year and (3) a lesser amount as determined by the Board of Directors. Under the plan, shares of the company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the purchase date or the offering price. Employees may purchase shares having a value not exceeding $25 or 15% of their gross compensation during an offering period. During 2000, employees purchased 154,159 shares at an average price of $5.75 per share.

STOCK OPTION PLAN

      The Company has adopted a stock incentive compensation plan (the "Plan"), which provides for the issuance of stock awards and nonqualified and incentive stock options for officers, directors, employees, and consultants. As of December 31, 1999, the Company had reserved a total of 2,800,000 shares of common stock for issuance pursuant to the Plan. In May 2000, the Company's shareholders voted at the Annual Meeting of Shareholders to increase the total number of shares reserved under the Plan to 4,500,000 shares, plus an automatic annual increase beginning on January 1, 2001 that equals to (1) 5% of the adjusted average number of common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year or (2) a lesser amount determined by the Board of Directors. The plan was also amended so that no more than an aggregate of 2,000,000 shares may be subject to options that qualify as incentive stock options in a single fiscal year; provided, however, that if fewer than 2,000,000 such shares are issued in any previous year, any remaining shares shall be added to the aggregate number of shares available for issuance pursuant to this plan. During 2000, the Company also assumed the stock option plan and the outstanding options of an acquired company. No additional options will be granted under the assumed plan. Options granted by the Company will generally expire 10 years from the date of grant. Under the Plan, the Plan administrator will fix the conditions for the exercise of the options. Generally, options vest over four years.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EMPLOYEE BENEFITS: (Continued)

      Compensation expense of $1,681, $2,284, and $380 has been recorded for stock options during the years ended December 31, 2000, 1999 and 1998, respectively, because the exercise prices of the stock options granted were less than the fair value of the related shares at the time of grant. The fair value per share used to calculate unearned compensation was determined by the Company's Board of Directors prior to initial public offering based on a number of factors, including, among other things, appraisals by an outside valuation firm and by reference to the preferred stock values reduced by a nominal discount factor.

      Option activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                                      Weighted Average
                                                           Shares      Exercise Price
                                                           ------      --------------
Options outstanding, January 1, 1998 ..............         309,750       $ 0.20
Granted ...........................................       1,043,300         0.42
Exercised .........................................        (508,520)        0.40
Canceled ..........................................        (194,175)        0.24
                                                         ----------       ------
Options outstanding, December 31, 1998 ............         650,355         0.38
Granted ...........................................       1,189,796         7.51
Exercised .........................................        (164,775)        0.39
Canceled ..........................................         (49,625)        1.41
                                                         ----------       ------
Options outstanding, December 31, 1999 ............       1,625,751         5.57
Granted ...........................................       1,752,225         8.80
Options assumed in acquisition ....................         764,876         9.97
Exercised .........................................        (353,893)        0.48
Canceled ..........................................        (677,021)       11.58
                                                         ----------       ------
Options outstanding, December 31, 2000 ............       3,111,938       $ 7.75
                                                         ----------
Options exercisable at December 31, 2000 ..........         821,739
                                                         ----------
Stock awards and options available for grant at
   December 31, 2000 ..............................       1,118,572
                                                         ----------

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EMPLOYEE BENEFITS: (Continued)

      The following table summarizes information about options outstanding at December 31, 2000:

                           Options Outstanding                                               Options Exercisable
-----------------------------------------------------------------------------        ----------------------------------
                                            Weighted
                                             Average
                                            Remaining
                                          Contractual              Weighted                                 Weighted
    Range of               Number             Life                 Average               Number             Average
Exercise Prices           of Shares         (in Years)          Exercise Price          of Shares        Exercise Price
---------------           ---------      ----------------       --------------          ---------        --------------
  $0.04-$0.65                 352,257          7.33                 $0.30                 167,848            $0.30
  $0.66-$3.03                 338,502          9.13                 $2.38                  48,147            $0.93
  $3.60-$6.00                 504,972          8.77                 $5.17                 133,574            $5.47
  $6.09-$7.00                 240,075          8.68                 $6.85                  69,530            $7.00
  $7.25-$7.25                 405,700          9.37                 $7.25                  30,000            $7.25
  $7.56-$7.56                 402,350          9.54                 $7.56                       0            $0.00
  $7.99-$10.19                114,547          8.61                 $9.79                  35,886            $9.39
  $10.65-$10.65               349,096          7.95                 $10.65                201,014            $10.65
  $11.71-$25.94               384,539          6.74                 $19.34                135,328            $16.23
  $33.75-$33.75                19,900          9.04                 $33.75                    412            $33.75
----------------          -----------                                                  ----------
  $0.04-$33.75              3,111,938          8.47                 $7.75                 821,739            $7.57
================          ===========                                                  ==========

      The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted were as follows:

                                                                                     Year Ended
                                                                                     December 31,
                                                                                     ------------
                                                                                   2000       1999
                                                                                   ----       ----
Weighted average fair value of options granted with exercise price less than
  the fair value of the stock on the date of grant .............................  $  --      $7.30
                                                                                  =====      =====

Weighted average fair value of options granted with exercise price equal to
  the fair value of the stock on the date of grant .............................  $8.04      $7.08
                                                                                  =====      =====

Weighted average exercise price of options granted with exercise price less
  than the fair value of the stock on the date of grant ........................  $  --      $0.24
                                                                                  =====      =====

Weighted average exercise price of options granted with exercise price equal
  to the fair value of the stock on the date of grant ..........................  $8.80      $9.86
                                                                                  =====      =====

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EMPLOYEE BENEFITS: (Continued)

PRO FORMA NET INCOME AND EARNINGS PER SHARE

      Pro forma information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and employee stock purchase plans using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                    Employee Stock
                                                                                                    --------------
                                                     Employee Stock Option Plan                      Purchase Plan
                                                     --------------------------                      -------------
                                                   2000           1999           1998                         2000
                                                   ----           ----           ----                         ----
                                                                             4.60% to
Risk free interest rate...............            6.18%          5.58%          5.65%               5.21% to 6.34%

                                                               5 to 10           5 to
Expected lives........................          6 years          years       10 years                     6 months

Expected dividends....................               $0             $0             $0                           $0

Volatility............................             134%            88%             --                 100% to 152%

      The following table presents net loss and per share amounts as if the Company accounted for compensation expense related to stock options under the fair value method prescribed by SFAS No. 123:

                                                Year Ended December 31,
                                                -----------------------
                                           2000          1999            1998
                                           ----          ----            ----
Net loss-as reported .............      $(47,455)      $(20,835)      $  (8,964)
                                        ========       ========       =========

Net loss-pro forma ...............      $(51,886)      $(22,046)      $  (9,031)
                                        ========       ========       =========

Loss per share-as reported .......      $  (2.02)      $  (3.07)      $  (12.25)
                                        ========       ========       =========

Loss per share-pro forma .........      $  (2.20)      $  (3.25)      $  (12.34)
                                        ========       ========       =========

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

10. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

      During 1996, the Company issued 3,500,000 shares of Series B Preferred Stock, $0.01 par value. During 1998, the Company issued 4,000,000 shares of Series C Preferred Stock, $0.01 par value and 1,385,493 shares of Series D Preferred Stock, $0.01 par value. During January 1999, the Company issued additional 401,257 shares of Series D preferred stock for $803. During April 1999, the Company issued 11,904,761 shares of Series E preferred stock for $25,000. Of the 11,904,761 shares issued, 579,745 shares

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK: (Continued)

were issued as a result of the conversion of the convertible subordinated promissory notes issued to investors in January 1999 aggregating $1,197 plus accrued interest of $20. All holders of Preferred Stock were entitled to vote on all matters on an "as if converted" basis. The holders of Preferred Stock shall be entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the Series A Preferred Stock and common stock of the Company.

      Each share of Preferred Stock is convertible at the option of the holder or automatically upon either (a) sale of the Company's common stock in a public offering in which the offering price of the common stock is not less than $10.00 per share and the gross proceeds are at least $15,000, as described in the Company's Restated Articles of Incorporation or (b) upon the election by a majority of the holders of Preferred Stock to convert their shares of Preferred Stock into common stock. The conversion price is subject to weighted average anti-dilution protection and proportional adjustments in the event of stock splits and similar events. The Preferred Stock, other than Series A Preferred Stock, is redeemable, at the option of the holders of more than 50% of the outstanding shares thereof, beginning on or after April 2004. The redemption price for each share of Preferred Stock shall be the original issue price plus all accrued and unpaid dividends, adjusted for stock splits. Upon liquidation or dissolution, holders of Preferred Stock will receive preference over holders of Series A Preferred Stock and common stock. The redemption value of the mandatorily redeemable convertible Preferred Stock was accreted over the period from issuance to the earliest redemption date using the effective interest method.

      In August 1998, the Company issued warrants to two of its investors to purchase 40,000 shares of Series C Preferred Stock in connection with bridge financing arrangements. The Company executed convertible subordinated promissory notes aggregating $600 which, with accrued interest, were converted into 302,993 shares of Series D Preferred Stock upon closing of the sale of Series D Preferred Stock in October 1998. These warrants are exercisable at $1.50 per share through August 28, 2005. The warrants were ascribed a value of $30. All warrants were exercised during 1999.

      In connection with the issuance of Series D Preferred Stock, the Company issued warrants to its investors to purchase 69,542 shares of Series D Preferred Stock. These warrants are exercisable at $3.98 per share and are exercisable through October 1, 2005. The warrants were ascribed a value of $117. During 1999, 15,090 warrants were exercised.

      In connection with the issuance of Series E preferred stock, the Company issued warrants to its investors to purchase 42,768 shares of Series E preferred stock. These warrants are exercisable at $4.20 per warrant and are exercisable through April 8, 2004. The warrants were ascribed a value of $130.

      At December 31, 2000, the following warrants to purchase mandatorily redeemable convertible preferred stock were outstanding:

                                                                   Price Per Share,
                                                                      Subject to
                                             Number of Shares         Adjustment         Expiration Date
                                             ----------------         ----------         ---------------
Series D Preferred Stock..................        54,452                $3.98            October 1, 2005
Series E Preferred Stock..................        42,768                $4.20             April 8, 2004

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. SHAREHOLDERS' EQUITY:

COMMON STOCK

      As of December 31, 2000, the Company is authorized to issue 70,000,000 shares of voting common stock, $0.01 par value. At its discretion, the Board of Directors may declare dividends on shares of common stock. Upon liquidation, holders of common stock will be paid only after the Preferred Stock preferences have been satisfied.

      Pursuant to the Company's stock incentive compensation plan (see Note 9), the Company issued 150,000 shares of common stock (100,000 shares were to a director of the Company) at a purchase price of $0.20 per share for an aggregate purchase price of $30, which was satisfied by notes receivable totaling $30. One note in the amount of $10 bears interest at 5.70% and is due in February 2001. The other note in the amount of $20 bears interest at the rate of 7.00% and was paid off in April 2000. The 150,000 shares are subject to repurchase by the Company for $0.20 per share, as follows:

            1. 50,000 shares will be subject to repurchase through February 2001, with the number of shares being subject to repurchase reduced by 1,000 each month following the original issuance of the shares.

            2. 100,000 shares were subject to repurchase through April 2000, and none were repurchased.

      In November 1998, the Company issued 500,000 shares of common stock to an officer of the Company at a purchase price of $0.40 per share pursuant to a promissory note in the amount of $200. The note bears interest at 7% and is due in January 2003. These shares are subject to repurchase by the Company for $0.40 per share through January 15, 2003, with the shares being subject to repurchase reduced by 120,000 shares after November 15, 1999, and reduced by 10,000 shares each month following November 15, 1999. At December 31, 2000, the notes receivable from shareholders totaled $100 and are included in shareholders' equity on the accompanying balance sheet.

      In June of 1998, upon formation of PrintBid, the founders of PrintBid received 302,650 of PrintBid's shares, which subsequently converted to the Company's shares, in exchange for certain technology and know-how. Of the shares issued, 151,325 were subject to repurchase for up to three years. These shares have been recorded at fair value on the date of issuance and the amount associated with the shares subject to repurchase has been deferred and is being amortized over the restriction period.

      In June of 1998, 75,662 of PrintBid's restricted shares, which subsequently converted to the Company's restricted shares, were issued to outside advisors of PrintBid. The Company may repurchase these shares at par value (.01) if the advisory relationship is terminated during the restriction period. Compensation costs associated with these shares based on the fair value at the date of grant are being recognized as expense over the restriction period.

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

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. SHAREHOLDERS' EQUITY: (Continued)

      During 1996, the Company issued 150,000 shares of common stock of $0.20 per share in exchange for a note receivable of $30. In January 1999, the Company redeemed 42,000 shares of common stock in exchange for cancellation of the outstanding remaining principal amount of the note receivable.

      On August 26, 1999, the Company issued 3,000,000 shares of its common stock at an initial public offering price of $7.00 per share. Additional 450,000 shares were issued upon the exercise of the underwriters' overallotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $3,119 were approximately $21,031. Concurrent with the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into common stock.

      On February 11, 2000, the Company issued 4,695,595 shares of its common stock at an offering price of $23.00 per share. This includes 695,595 shares of common stock issued upon exercise of the underwriters' overallotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $6,588 was approximately $101,398.

SERIES A PREFERRED STOCK

      As of December 31, 2000, the Company is authorized to issue 30,000,000 shares of preferred stock. The holders of Series A Preferred Stock shall be entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. Each share of Series A Preferred Stock was convertible at the option of the holder or automatically upon sale of the Company's common stock in a public offering in which the offering price of the common stock is not less than $5 per share and the gross proceeds are at least $15,000, as described in the Company's Restated Articles of Incorporation. The conversion price was subject to weighted average anti-dilution protection and proportional adjustments in the event of stock splits and similar events. All Series A Preferred Stock previously issued converted to common stock upon the Company's initial public offering in 1999.

WARRANTS

      During 1998 in connection with the sale of Series C Preferred Stock, the Company sold warrants to purchase 1,180,000 shares of common stock for consideration of $24 to investors. Of the warrants issued, 890,000 warrants are exercisable at $3.00 per share. The remaining 290,000 warrants are exercisable at $7.50 per share. The warrants are exercisable through January 8, 2005. A certain number of warrants are subject to repurchase by the Company, as defined in the warrant agreements. The period in which the Company is entitled to repurchase the warrants is January 1, 2001 through March 31, 2001. The repurchase price is $0.02 per warrant. The warrants were ascribed a value of $1,038. One of the investors has entered into an agreement with the Company to perform certain management services for the Company.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. SHAREHOLDERS' EQUITY: (Continued)

      At December 31, 2000, the following warrants to purchase common stock were outstanding:

                                 Price Per Share,
                                    Subject to
Number of Shares                    Adjustment       Expiration Date
----------------                    ----------       ---------------

      6,134...................         $1.34         none
     21,500...................         $6.00         April 21, 2004
     48,165...................         $4.20         April 21, 2004
    568,900...................         $3.00         January 8, 2005
    290,000...................         $7.50         January 8, 2005
     75,000...................         $4.00         April 13, 2006
     51,301...................         $4.36         May 3, 2008-October 9, 2009
-----------
  1,061,000

12. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

      The Company leases its facilities and certain equipment under noncancelable operating leases which expire between January 1, 2001 and December 31, 2004. The Company pays taxes, insurance, normal maintenance and certain other operating expenses. At December 31, 2000 the approximate future rental payments due under these leases for the remainder of the lease terms were as follows:

Year Ending December 31,
------------------------

2001 ..................................................                   $3,747
2002 ..................................................                    2,119
2003 ..................................................                    1,404
2004 ..................................................                    1,277
                                                                          ------
                                                                          $8,547
                                                                          ======

      Certain leases include escalation clauses based on inflation. Total rent expense incurred under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $3,364, $793, and $333 respectively.

CONTINGENCIES

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. CASH FLOW INFORMATION:

      Disclosure of cash flow information is summarized below for the years ended December 31, 2000, 1999 and 1998:

                                                                                                      Year Ended December 31,
                                                                                                      -----------------------
                                                                                                  2000        1999          1998
                                                                                                  ----        ----          ----

Cash paid during the year for interest..................................................          $257        $160           $59
Non-cash financing activities:
Unearned compensation...................................................................                     2,841         2,335
Issuance of common stock for note receivable............................................                                     200
Value ascribed to common stock warrants issued in conjunction                                                              1,038
    with sale of Series C Preferred Stock...............................................
Value ascribed to Series C Preferred Stock warrants issued in connection with bridge                                          30
    financing...........................................................................
Value ascribed to Series D Preferred Stock warrants issued in conjunction with sale of                                       117
    Series D Preferred Stock............................................................
Value ascribed to Series E Preferred Stock warrants issued in conjunction with sale of                         130
    Series E Preferred Stock............................................................
Accretion on Series C Preferred Stock...................................................                        64           213
Accretion on Series D Preferred Stock...................................................                         8             9
Accretion on Series E Preferred Stock...................................................                        12
Acquisitions (see Note 14):
Fair value of assets acquired, net......................................................        65,342       6,384
Issuance of common stock................................................................        28,949         675
Conversion of Series A, B, C, D and E Preferred Stock to
    common stock in connection with the initial public offering.........................                    35,897
Issuance of common stock warrant related to convertible debt............................                                      35
Convertible debt issued in exchange for services to be performed........................                                      25
Issuance of common stock................................................................                                       7
Reclassification of preferred stock warrants from temporary                                                    147
    equity..............................................................................
Conversion of debt to equity securities.................................................                     1,069

14. MERGERS AND ACQUISITIONS:

MERGERS:

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

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. MERGERS AND ACQUISITIONS: (Continued)

      The following presents the separate results, in each of the periods presented since the inception of PrintBid in 1998, of the Company and PrintBid (in thousands):

                                           The Company       PrintBid           Total
                                           -----------       --------           -----
For the year ended December 31, 1998
    Revenues ............................   $    968         $     --         $    968
                                            ========         ========         ========
    Net loss ............................   $ (8,600)        $   (364)        $ (8,964)
                                            ========         ========         ========
For the year ended December 31, 1999
    Revenues ............................   $ 11,493         $      6         $ 11,499
                                            ========         ========         ========
    Net loss ............................   $(17,503)        $ (3,332)        $(20,835)
                                            ========         ========         ========

ACQUISITIONS:

      On April 13, 1999, the Company acquired substantially all of the assets of Fine Arts Engravers Company, Inc. ("Fine Arts Graphics" or "Fine Arts"), a privately owned Oregon corporation. Fine Arts is in the printing business. The acquisition was accounted for using the purchase method. The aggregate purchase price of $5,000 consists of $375 of common stock for 93,750 shares issued to the seller and $4,625 of cash payment.

      On September 21, 1999, the Company acquired all of the common stock of Image Press, Inc. ("Image Press"), a privately owned California corporation. Image Press is a broker of printed paper products. The acquisition was accounted for using the purchase method. The aggregate purchase price of $3,120 consists of $300 of common stock for 16,394 shares issued to the seller and $2,820 of cash payment. In September 2000, the Company made a contingent payment of $780 increasing the purchase price to $3,900.

      On June 21, 2000, the Company completed the acquisition of creativepro.com, Inc., an Oregon corporation. Creativepro.com develops and markets Extensis software products. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued 3,541,195 shares of stock and $14,551 in cash resulting in an aggregate purchase price of $45,429, including transaction costs of $3,033.

      On June 27, 2000, the Company completed the acquisition of certain assets and liabilities of Howard Press Limited Partnership, a Delaware limited partnership. Howard Press is a full-service printing company. The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued 212,623 shares of stock and $12,813 in cash resulting in an aggregate purchase price of $19,133, including transaction costs of $213. The sellers of Howard Press are entitled to additional purchase price amounts in stock and cash if certain milestones are met. If at the end of the first year following the acquisition, Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) exceed $2,500, an addition $1,000 of purchase price will be paid. The sellers are also entitled to an amount of 2.5% of converted online revenues, that is, certain revenues earned on sales from existing customers of Howard Press generated by ImageX.com using its online printing center. The total of these two cash incentives will not exceed $1,000. In addition, for the two years following the

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. MERGERS AND ACQUISITIONS: (Continued)

acquisition, the sellers are entitled to 5% of the same converted online revenues to be paid in stock quarterly. The Company has not made any such payment in stock during 2000.

      In accordance with the provisions of APB No. 16, all identifiable assets and liabilities were assigned a portion of the cost of the acquisitions based on their respective fair values. The estimated values of identifiable intangibles such as assembled and trained work force, customer relationships, web portal, existing technology and in-process research and development were determined by independent valuations. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill and will be amortized over 10 years using the straight line method. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years. Goodwill and identifiable intangible assets are included in "Goodwill" and "other assets" in the accompanying consolidated balance sheets. The allocation of purchase price for the acquisitions is as follows:

                                                                Year ended
                                                                December 31,
                                                                ------------
                                                          2000              1999
                                                          ----              ----

Identified intangibles .....................           $10,320           $ 1,812
In-process research and development ........             1,062                --
Goodwill ...................................            42,002             2,270
Tangible assets acquired, net ..............            11,958             4,038
                                                       -------           -------
        Total purchase price ...............           $65,342           $ 8,120
                                                       =======           =======

      Among the assets purchased in the acquisitions closed in June 2000 were two in-process research and development software projects valued at $798 and $264. Both of these products were between 85% and 90% completed at the date of acquisition and had no alternative use if not completed successfully. Both products are now complete and generated revenue in the fourth quarter of 2000. These projects were valued using a discounted cash flow analysis (19% discount rate) by an independent appraiser. The $1,062 of value derived from the analysis was expensed as in-process research and development in the second quarter of 2000.

      The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of Fine Arts, Image Press, creativepro.com and Howard Press occurred as of the beginning of each of the periods presented. The pro forma information gives effect to certain adjustments, including amortization of identified intangibles and goodwill. The pro forma adjustments exclude the effect of the nonrecurring charge of $1,062 for purchased in-process research and development.

                                                      Year Ended            Year Ended
                                                   December 31, 2000     December 31, 1999
                                                   -----------------     -----------------
                                                      (Unaudited)           (Unaudited)
Revenues .........................................    $  71,822             $  69,400
                                                      =========             =========
Pro forma net loss ...............................    $ (52,291)            $ (26,765)
                                                      =========             =========
Pro forma basic and diluted net loss per share ...    $   (2.07)            $   (2.53)
                                                      =========             =========

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. MERGERS AND ACQUISITIONS: (Continued)

      This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved if the Company had made these acquisitions at the beginning of the specified periods.

15. SEGMENT INFORMATION:

      The Company has two major segments: Printing and Related Technology Services and Software Products and Services. Printing and Related Technology Services segment includes an aggregation of operations that provide internet-based e-procurement solutions for printed business materials to corporate customers. Software Products and Services segment includes development and sales of graphic design and print file preparation software applications for corporate customers and individuals.

      Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and income based upon internal accounting methods. The measure of profit or loss used for each reportable segment is net income or loss. Corporate costs and interest expense are included in the Printing and Related Technology Services segment. There is no inter-segment revenue on transactions between reportable segments.

      Information on reportable segments and reconciliation to consolidated financial information is as follows:

                                        Printing and Related   Software Products
Year ended December 31,                 Technology  Services      and Services     Consolidated
                                        --------------------      ------------     ------------
2000
Revenues ..........................            $41,861              $8,870             $50,731
Depreciation and amortization .....             10,774                 322              11,096
In-process research and
  development                                       --               1,062               1,062
Interest income, net ..............              3,724                  --               3,724
Net loss ..........................            (41,076)             (6,379)            (47,455)
Total assets ......................             91,556              44,750             136,306
                                             -------------------------------------------------

1999
Revenues ..........................            $11,499                  --             $11,499
Depreciation and amortization .....              4,231                  --               4,231
In-process research and
  development                                       --                  --                  --
Interest income, net ..............                241                  --                 241
Net loss ..........................            (20,835)                 --             (20,835)
Total assets ......................             35,668                  --              35,668
                                             -------------------------------------------------

                                IMAGEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. SEGMENT INFORMATION: (Continued)

                                        Printing and Related   Software Products
Year ended December 31,                 Technology  Services      and Services     Consolidated
                                        --------------------      ------------     ------------
1998
Revenues................................          $968                  --                $968
Depreciation and amortization...........           803                  --                 803
In-process research and
  development...........................            --                  --                  --
Interest expense, net...................           (48)                 --                 (48)
Net loss................................        (8,964)                 --              (8,964)
Total assets............................         2,469                  --               2,469
                                             -------------------------------------------------

UNAUDITED QUARTERLY INFORMATION (in thousands, except per share data)

                                                                                  Quarter Ended
                                              ------------------------------------------------------------------------------------
                                               Mar. 31            Jun. 30            Sep. 30            Dec. 31               Year
2000
Revenue ............................          $  5,569           $  7,134           $ 18,481           $ 19,547           $ 50,731
Gross profit .......................             1,378              2,375              6,329              6,687             16,768
Net loss ...........................            (9,540)           (10,769)           (14,338)           (12,808)           (47,455)
Basic and diluted net loss per share             (0.49)             (0.48)             (0.55)             (0.49)             (2.02)
                                              ------------------------------------------------------------------------------------

1999 (1)
Revenue ............................          $    485           $  2,841           $  3,320           $  4,853           $ 11,499
Gross profit .......................               110                704                846              1,298              2,958
Net loss ...........................            (2,455)            (3,470)            (6,746)            (8,164)           (20,835)
Basic and diluted net loss per share             (2.40)             (2.77)             (0.84)             (0.49)             (3.07)
                                              ------------------------------------------------------------------------------------

(1) During December 1999, ImageX.com acquired PrintBid.com. The acquisition was accounted for under the pooling-of-interest method and all unaudited quarterly information above of ImageX.com has been restated to include the results of PrintBid.com.

Item 9-Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    Part III

Item 10-Directors and Executive Officers of the Registrant

      Information regarding our executive officers is included in Part I hereof under the caption, "Our Executive Officers." The information required by this Item concerning our directors and nominees for directors is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders, to be held on May 8, 2001. The proxy statement will be filed within 120 days of December 31, 2000.

Item 11-Executive Compensation

      The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders to be held on May 8, 2001. The proxy statement will be filed within 120 days of December 31, 2000.

Item 12-Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders to be held on May 8, 2001. The proxy statement will be filed within 120 days of December 31, 2000.

Item 13-Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders to be held on May 8, 2001. The proxy statement will be filed within 120 days of December 31, 2000.

                                     Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   Documents filed as part of this report are as follows:

            1.    Consolidated Financial Statements.

            See Index to Consolidated Financial Statements included at Item 8 of this report.

            2.    Financial Statement Schedules.

                  Schedule II Valuation and Qualifying Accounts

                  All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

            3.    Exhibits

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

10.21 Agreement and Plan of Merger dated November 17, 1999 among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

10.22 First Amendment to Agreement and Plan of Merger dated November 30, 1999, among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

10.23 Amended and Restated Agreement and Plan of Merger dated May 20, 2000 among ImageX.com, Inc., Columbia Acquisition Corp., and creativepro.com, Inc., and Shareholder Representative.(5)

10.24 Asset Purchase Agreement dated June 15, 2000 among ImageX.com, Inc., Meadowlands Acquisition Corp., Howard Press Limited Partnership and the partners thereof, individually.(6)

21.1        Subsidiaries of the registrant.*

23.1        Consent of PricewaterhouseCoopers LLP, independent accountants. *

-----------

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

(5) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 5, 2000. (File No. 000-26837).

(6) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 12, 2000. (File No. 000-26837).

      (b)   Reports on Form 8-K

            None.

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

                     IMAGEX.COM, INC.
                     By:

                                                   /s/ Richard P. Begert
                                           -------------------------------------
                                                     Richard P. Begert
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 9th day of March, 2001.

/s/ Richard P. Begert                  President and Chief Executive Officer
-------------------------------        (Principal Executive Officer)
Richard P. Begert

/s/ Robin L. Krueger                   Chief Financial Officer, Treasurer and
-------------------------------        Assistant Secretary (Principal Financial
Robin L. Krueger                       and Accounting Officer)

/s/ F. Joseph Verschueren              Chairman of the Board
-------------------------------
F. Joseph Verschueren

/s/ Garrett P. Gruener                 Director
-------------------------------
Garrett P. Gruener

/s/ Elwood D. Howse, Jr.               Director
-------------------------------
Elwood D. Howse, Jr.

/s/ Wayne M. Perry                     Director
-------------------------------
Wayne M. Perry

/s/ Richard R. Sonstelie               Director
-------------------------------
Richard R. Sonstelie

/s/ Bernee D. L. Strom                 Director
-------------------------------
Bernee D. L. Strom

                                IMAGEX.COM, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                       Additions
                                                                            -------------------------------
                                                              Balance at       Amounts       Balances of      Amounts     Balance at
                                                               beginning     charged to       companies       written       end of
                          Description                           of year        income         acquired          off          year
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and returns
      Year ended December 31, 2000..........................       $126           $327           $1,059         $109         $1,403
      Year ended December 31, 1999..........................         15             88               32            9            126
      Year ended December 31, 1998..........................         --             15               --           --             15

                                INDEX TO EXHIBITS

NUMBER                          DESCRIPTION
------                          -----------

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

10.21 Agreement and Plan of Merger dated November 17, 1999 among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

10.22 First Amendment to Agreement and Plan of Merger dated November 30, 1999, among ImageX.com,

            Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

10.23 Amended and Restated Agreement and Plan of Merger dated May 20, 2000 among ImageX.com, Inc., Columbia Acquisition Corp., and creativepro.com, Inc., and Shareholder Representative.(5)

10.24 Asset Purchase Agreement dated June 15, 2000 among ImageX.com, Inc., Meadowlands Acquisition Corp., Howard Press Limited Partnership and the partners thereof, individually.(6)

21.1        Subsidiaries of the registrant.*

23.1        Consent of PricewaterhouseCoopers LLP, independent accountants.*

-----------

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

(5) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 5, 2000. (File No. 000-26837).

(6) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 12, 2000. (File No. 000-26837).