Form 10-Q
period 2001-03-31
IMAGEX COM INC
filed 2001-05-14
CIK 1072369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

      Indicated by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of common stock, $.01 par value, outstanding on May 10, 2001 was 26,692,690.

                                IMAGEX.COM, INC.

                                    CONTENTS

                                                                                              Page No.
PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)...........................    3

           Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000............    3

           Consolidated Statements of Operations for the Three Months Ended March 31, 2001
             and March 31, 2000..............................................................    4

           Consolidated Statements of Comprehensive Income for the Three Months Ended
            March 31, 2001 and March 31, 2000................................................    4

           Consolidated Statements of Cash Flows for the Three Months Ended March 31,
               2001 and March 31, 2000.......................................................    5

           Notes To Consolidated Financial Statements........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations....................................................................    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................   17

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................   18

Item 2.    Changes in Securities and Use of Proceeds.........................................   18

SIGNATURES ..................................................................................   19

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IMAGEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                               March 31,   December 31,
                                                                 2001         2000
                                                               ---------    ---------
Assets
Current assets
    Cash and cash equivalents                                  $  29,383    $  40,420
    Accounts receivable (net of allowances for doubtful
      accounts and  returns totaling $1,182 and $1,403
      at March 31, 2001 and December 31, 2000, respectively)       9,769       12,250
    Inventories                                                    3,848        3,726
    Prepaid expenses and other current assets                        866        1,390
                                                               ---------    ---------
         Total current assets                                     43,866       57,786

Restricted cash                                                    1,600        2,412
Property and equipment, net                                       21,860       22,748
Goodwill, net                                                     40,392       41,658
Other assets, net                                                 10,915       11,702
                                                               ---------    ---------
          Total assets                                         $ 118,633    $ 136,306
                                                               =========    =========

Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                           $   4,543    $   5,519
    Accrued liabilities                                            4,903        4,881
                                                               ---------    ---------
        Total current liabilities                                  9,446       10,400

Notes Payable, net of current portion                              7,000        8,800
                                                               ---------    ---------
        Total liabilities                                         16,446       19,200
                                                               ---------    ---------

Shareholders' equity
    Common stock, $0.01 par value; 70,000,000 shares
         authorized; 26,676,565 and 26,557,287 shares
         issued and outstanding March 31, 2001 and
         December 31, 2000, respectively                             267          265
    Additional paid-in capital                                   198,975      199,092
    Unearned compensation                                           (469)        (837)
    Notes receivable from shareholders                               (88)        (100)

    Accumulated other comprehensive income (loss)                    (42)         (27)
    Accumulated deficit                                          (96,456)     (81,287)
                                                               ---------    ---------
        Total shareholders' equity                               102,187      117,106
                                                               ---------    ---------
         Total liabilities and shareholders' equity            $ 118,633    $ 136,306
                                                               =========    =========

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                               2001               2000
Revenue                                                     $     14,625    $      5,569
Cost of revenue                                                    9,973           4,191
                                                            ------------    ------------
Gross profit                                                       4,652           1,378
                                                            ------------    ------------

Operating expenses
    General and administrative (excluding amortization of
        unearned compensation of $258 and $450)                    8,663           5,077
    Sales and marketing                                            5,949           3,995
    Product development (excluding amortization of
        unearned compensation of ($180) and $116)                  3,531           1,859
    Amortization of unearned compensation,
        goodwill and other intangibles                             2,055             707
                                                            ------------    ------------

      Total operating expenses                                    20,198          11,638
                                                            ------------    ------------

      Loss from operations                                       (15,546)        (10,260)

   Interest income, net                                              377             720
                                                            ------------    ------------

      Net loss                                              $    (15,169)   $     (9,540)

                                                            ============    ============

Basic and diluted net loss per share                        $      (0.58)   $      (0.49)
                                                            ============    ============

Weighted-average shares outstanding                           26,359,110      19,306,911
                                                            ============    ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net loss                                                    $    (15,169)   $     (9,540)

Other comprehensive income (loss):
     Foreign currency translation                                    (15)             --
                                                            ------------    ------------
Comprehensive income (loss)                                 $    (15,184)   $     (9,540)
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                             ----------------------
                                                                               2001         2000
                                                                             ----------------------
Cash flows from operating activities
Net loss                                                                     $ (15,169)   $  (9,540)
Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation and amortization                                                4,053          796
    Amortization of unearned compensation                                           78          566
    Loss on disposal of fixed assets                                             1,459
    Other                                                                          (85)
    Change in operating assets and liabilities                                   1,883         (175)
                                                                             ---------    ---------
             Net cash used in operating activities                              (7,781)      (8,353)
                                                                             ---------    ---------

Cash flows from investing activities
    Purchases of property and equipment, net                                    (2,647)      (3,230)
    (Increase) decrease in restricted cash                                         812         (750)
                                                                             ---------    ---------
             Net cash used in investing activities                              (1,835)      (3,980)
                                                                             ---------    ---------

Cash flows from financing activities
    Repayments of line of credit                                                (1,800)
    Proceeds from exercise of warrants                                                           33
    Proceeds from exercise of options                                                5          159
    Proceeds from issuance of common stock related
      to public offering (net of offering costs of $6,547)                                  101,452
    Proceeds from issuance of common stock related to
      the Employee Stock Purchase Plan                                             377          372
    Proceeds from repayment of notes receivable from shareholders                   12           12
                                                                             ---------    ---------

           Net cash (used in) provided by financing activities                  (1,406)     102,028
                                                                             ---------    ---------
Effect of exchange rate changes on cash                                            (15)

Net increase (decrease) in cash and cash equivalents                           (11,037)      89,695
Cash and cash equivalents at
    Beginning of period                                                         40,420       18,257
                                                                             ---------    ---------
    End of period                                                            $  29,383    $ 107,952
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

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Portions of the accompanying financial statements are derived from the audited financial statements as of and for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

      The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements in our annual report filed on Form 10-K for the fiscal year ended December 31, 2000 and the notes thereto.

      The financial statements of the Company are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

      In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard became effective for the Company on January 1, 2001. Because the Company has not used nor currently intends to use derivatives, the adoption of SFAS No. 133 has had no effect on the financial position or results of operations of the Company.

2.    REVENUE RECOGNITION POLICY

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

      Service revenues generated from creation of Web sites for customers to use our Corporate Online Printing Center are deferred and recognized over estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the contractual period.

3.    INVENTORIES

      Inventories consisted of the following at:

                                               March 31,       December 31,
                                                 2001             2000
                                            (in thousands)   (in thousands)
                                            --------------   --------------
Raw materials & supplies                        $1,471           $1,429
Work-in-process                                    877              687
Finished goods                                   1,500            1,610
                                                ------           ------

                                                $3,848           $3,726
                                                ======           ======

4.    NET LOSS PER SHARE

      Net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase.

      Basic loss per share excludes the effect of restricted stock subject to repurchase from the weighted average shares of common stock outstanding. The weighted average shares of restricted stock subject to repurchase totaled 274,676 and 478,585 shares for three months ended March 31, 2001 and 2000, respectively.

      Dilutive securities include options, warrants, and restricted stock subject to repurchase. Potentially dilutive securities totaling 5,068,842 and 3,444,146 shares for three months ended March 31, 2001 and 2000, respectively, were excluded from diluted loss per share because of their antidilutive effect.

5.    SEGMENT INFORMATION

      The Company has two major segments: Printing and Related Technology Services and Software Products and Services. Printing and Related Technology Services segment includes an aggregation of operations that provide internet-based e-procurement solutions for printed business materials to corporate customers. The Software Products and Services segment includes development and sales of graphic design and print file preparation software applications for corporate customers and individuals.

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

      Information on reportable segments and reconciliation to consolidated financial information is as follows (in thousands):

                               Printing and Related    Software Products
Three months ended March 31,   Technology Services        and Services          Consolidated
----------------------------   -------------------        ------------          ------------
2001
Revenues .................         $ 11,510                $  3,115                $ 14,625
Net loss .................          (12,017)                 (3,152)                (15,169)

2000
Revenues .................         $  5,569                      --                $  5,569
Net loss .................           (9,540)                     --                  (9,540)

      Total assets for Printing and Related Technology Services segment are $80.5 million and $129.3 million as of March 31, 2001 and 2000, respectively. Total assets for Software Products and Services segment are $38.2 million as of March 31, 2001.

6.    PRINTBID.COM MARKETPLACE CLOSURE

      During the first quarter of 2001, the Company closed its PrintBid.com marketplace and implemented other cost saving measures. As a result of these actions, it was determined that certain property and equipment, primarily internally developed software designed to support this marketplace, was unlikely to provide future benefit to the Company. Accordingly, $1.5 million was written off as a loss on disposal of property and equipment and is included in general and administrative expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the section entitled "Risk Factors Affecting ImageX.com's Operating Results". You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward-looking statements.

OVERVIEW

      General

      ImageX.com provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. We derive substantially all our revenues from the e-procurement and sale of printed business materials and software products and services which include graphic design and print file preparation software applications. During the quarter ended March 31, 2001, much was accomplished including:

      o Major cost savings measures implemented. During the first quarter a 17% staff reduction was completed, non-staff cost reductions were implemented, and the PrintBid.com marketplace was closed. As a result, annualized operating expenses are expected to decline by over $10 million during 2001.

      o Online printing center continued to see steady customer growth. ImageX.com's Corporate Online Printing Center's online Fortune 1000 customers totaled 33 at March 31, 2001. Cumulative online printing customers reached 341 by the end of the first quarter, reflecting an addition of 10 new corporate relationships.

      o Order volume and number of online products continued growth. Order volume for the quarter ended March 31, 2001 grew to 46,935 items, an increase of 32% compared to 35,677 in the prior quarter and up 194% from 15,954 items, one year ago.. During the first quarter, 23 new customized corporate Web sites went live and 980 new products were set up on customer websites.

      o ImageX.com introduced new design and functionality for Corporate Online Printing Center. Version 8.0 of the core user interface of the Corporate Online Printing Center was fully implemented with customers during the first quarter. The new version provides improved shipment tracking, online customer service and more intuitive navigation through customized corporate websites.

      o New internal systems for Operations and Finance. A major capital investment designed to achieve "no touch" customer order processing was completed in March after an intensive eight month effort.

      Revenues

      Historically, we have derived substantially all our revenues from the sale of printed products in both the marketing/ promotional and office stationery categories. However, starting in the third quarter of 2000, our revenue was supplemented by software product and service sales from an acquisition in 2000. In addition, service revenues related to the Corporate Online Printing Center are generated from creation of Web sites and annual maintenance fee for the sites. Our revenues totaled $14.6 million for the first quarter 2001.

      Gross Profit

      For products sold through our Corporate Online Printing Center that are produced by our network of vendors, gross profit is calculated as the selling price of a specific product (including freight) less the price our vendor charges us and freight costs. For products sold through our Corporate Online Printing Center that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight), less manufacturing costs, freight costs and certain allocated overhead. For software products, gross profit is the selling price less manufacturing costs, royalties and amortization of acquired technology.

      Operating Expenses

      Our business incurs operating expenses in three broad expense categories: sales and marketing, product development and general and administrative. Historically, expenses in all three categories have increased significantly due to acquisitions, our expansion of sales force, and our focus on building the ImageX.com online printing system and an infrastructure suitable for future growth. In the future, we intend to focus on increasing our revenue base and scalability by acquiring new customers, converting customers we acquired to our online system, increasing revenue from existing customers, and improving efficiency. Our future viability and success will depend on our ability to achieve these objectives. We believe that the recent closure of PrintBid.com and other cost-reduction initiatives will reduce our operating expenses both on an absolute dollar basis and as a percentage of sales in future periods.

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

      Net Loss

      Net loss is calculated as gross profit less operating expenses and is a function of revenues, cost of sales and other expenses, namely, sales and marketing, product development, general and administrative and amortization of unearned compensation, goodwill and other intangible assets. We have incurred significant net losses since our inception. As of March 31, 2001, we had accumulated a deficit of ($96.5) million.

RESULTS OF OPERATIONS

      Revenue

      Revenues were $14.6 million and $5.6 million for the three month periods ended March 31, 2001 and 2000, respectively, representing an increase of $9 million. This increase was primarily due to the acquisitions of creativepro.com and Howard Press in June 2000 and to an increased number of customers using our online system, from approximately 239 customers at March 31, 2000 to approximately 341 customers at March 31, 2001. The increase in the number of customers contributes to both increased product and service revenues.

      The printing and related services segment revenues were $11.5 and $5.6 million for the three month periods ended March 31, 2001 and 2000, respectively, representing an increase of $5.9 million. This increase is due to the acquisition of Howard Press and the increased number of customers described above. The software products and services segment contributed $3.1 million to revenue in the first quarter of 2001, resulting from the Creativepro acquisition.

      Gross Profit

      Gross profit was $4.7 million and $1.4 million for the three month periods ended March 31, 2001 and 2000, respectively, representing an increase of $3.3 million. Gross margin was 31.8% for the three month period ended March 31, 2001 and 24.7% for the three month period ended March 31, 2000. The increases in gross profit and gross margin were primarily due to higher volume, increased prices, change in product mix, and acquisitions.

      Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses and travel expenses. Sales and marketing expenses were $5.9 million and $4.0 million for the three months ended March 31, 2001 and 2000, respectively, an increase of $1.9 million. The increases in sales and marketing expenses resulted primarily from acquisitions in June 2000, offset by a decrease in advertising expenses.

      Product Development Expenses

      Product development expenses consist primarily of salaries and benefits for developers, product managers, and quality assurance personnel. Product development expenses were $3.5 million and $1.9 million for the three months ended March 31, 2001 and 2000, an increase of $1.6 million. The increases in product development expenses were due to increased salary and benefit related expenses from increased staffing, including software development personnel and an acquisition in June 2000.

      General and Administrative Expenses

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative, operations and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $8.7 million and $5.1 million for the three months ended March 31, 2001 and 2000, an increase of $3.6 million. The increase was primarily due to acquisitions in June 2000, an increase in depreciation expense from capital expenditures in prior years and the write-off of software related to the closure of PrintBid.com's operation. However, the increase was offset by decreases in compensation and other expense categories as a result of cost-reduction initiatives in the first quarter of 2001.

      Amortization

      The amortization of unearned compensation was $78,000 and $566,000 for the three months ended March 31, 2001 and 2000, respectively. The unamortized portion of total unearned compensation is reflected as a reduction of shareholders' equity and generally will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation related to options, however, is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

      The amortization of goodwill and other intangibles was $2 million and $141,000 for the three month periods ended March 31, 2001 and 2000, respectively. The intangible assets being amortized result primarily from acquisitions.

      Interest Income, Net

      Net interest income was $0.4 million and $0.7 million for the three month periods ended March 31, 2001 and 2000, respectively, as a result of cash received in our public offering in August 1999 and our follow-on offering in February 2000. The decrease in interest income is due primarily to the decrease in the cash and cash equivalent balance and increased interest expense.

      Income Taxes

      No provision for federal and state income taxes has been recorded to date because we have incurred net losses from inception through March 31, 2001. As of March 31, 2001, we had approximately $94.3 million of net operating loss carryforwards for federal income tax purposes, expiring in 2012 through 2021. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria for realization required by generally accepted accounting principles and, accordingly, no tax benefit has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, we had cash and cash equivalents of $29.4 million, representing a decrease of $11 million from cash and cash equivalents held as of December 31, 2000. Our working capital at March 31, 2001 was $34.4 million, compared to $47.4 million at December 31, 2000.

      Net cash used in operating activities was $7.8 million and $8.4 million for the three month periods ended March 31, 2001 and 2000, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing, and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and increases in current liabilities, including trade payables, were partially offset by decreases in accounts receivable.

      Net cash used in investing activities was $1.8 million and $4.0 million for the three month periods ended March 31, 2001 and 2000, respectively, and consisted primarily of capital expenditures, including equipment and software.

      Net cash used in financing activities was $1.4 million for the three-month period ended March 31, 2001 and consisted of repayment of $1.8 million on a line of credit, offset by cash received from sale of common stock pursuant to the Company's Employee Stock Purchase Plan. Net cash provided by financing activities was $102 million for the three month period ended March 31, 2000 and consisted primarily of $101.5 million in net proceeds from the issuance of common stock in our follow-on offering.

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

      As the Company continues the development of its business, it will use currently available funds and seek additional sources of financing, if necessary. If unsuccessful in obtaining the necessary funding, the Company will attempt to expand of its operations on a reduced scale based on available capital resources.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard became effective for the Company on January 1, 2001. Because the Company has not used nor currently intends to use derivatives, the adoption of SFAS No. 133 had no effect on the financial position or results of operations of the Company.

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

      We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of March 31, 2001, we had an accumulated deficit of $96.5 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

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

      The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our $4 million term loan bears interest at LIBOR plus 2.5%. Our $3 million revolving credit line balance bears interest at LIBOR plus 2.5% and prime plus 1%. Both are scheduled for repayments within five years. Related expense would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

      All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 29, 2001, our subsidiary, Creativepro.com, Inc. settled a patent infringement lawsuit filed by Markzware, a privately held California corporation. This settlement should not have a material impact on the Company's business. Additionally, from time to time, ImageX.com and its affiliate companies are subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   Recent Sales of Unregistered Securities

      During first quarter of 2001, we issued 9,390 shares of common stock at prices ranging from $0.94 to $3.67 to Mac Publishing Company as consideration for advertising services rendered.

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

                                             IMAGEX.COM, INC.
                                             (Registrant)


Date:  May 14, 2001                          By /s/ Robin L. Krueger
                                                -------------------------------
                                                Robin L. Krueger
                                                Chief Financial Officer