Form 10-Q
period 2001-06-30
IMAGEX COM INC
filed 2001-08-14
CIK 1072369

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of common stock, $.01 par value, outstanding on July 31, 2001 was 30,880,522.

                                IMAGEX.COM, INC.

                                    CONTENTS

                                                                                             Page No.
PART I -- FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
        (Unaudited)........................................................................     1

        Consolidated Balance Sheets as of  June 30, 2001 and December 31, 2000............      1

        Consolidated Statements of Operations for the Three and Six Months Ended
        June 30, 2001 and June 30, 2000...................................................      2

        Consolidated Statement of Shareholders' Equity for the Six Months Ended
        June 30, 2001.....................................................................      3

        Consolidated Statements of Cash Flows for the Six Months Ended June 30,
        2001 and June 30, 2000............................................................      4

        Notes To Consolidated Financial Statements........................................      5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations........................................................................      8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................     17

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.................................................................     17

Item 2. Changes in Securities and Use of Proceeds.........................................     18

Item 4. Submission of Matters to a Vote of Security Holders...............................     18

Item 6. Exhibits and Reports on Form 8-K..................................................     18

SIGNATURES     ...........................................................................     20

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IMAGEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                                                                     June 30,   December 31,
                                                                                                       2001         2000
                                                                                                    ---------   ------------
Assets
Current assets
    Cash and cash equivalents                                                                       $  24,340    $  40,420
    Accounts receivable (net of allowances totaling $864 and $1,403 at June 30, 2001
      and December 31, 2000 respectively)                                                              10,479       12,250
    Inventories                                                                                         3,538        3,726
    Prepaid expenses and other current assets                                                             520        1,390
                                                                                                    ---------    ---------
         Total current assets                                                                          38,877       57,786

Restricted cash                                                                                         1,600        2,412
Property and equipment, net                                                                            20,133       22,748
Goodwill, net                                                                                          39,268       41,658
Other assets, net                                                                                      10,346       11,702
                                                                                                    ---------    ---------
          Total assets                                                                              $ 110,224    $ 136,306
                                                                                                    =========    =========

Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                                                                $   3,669    $   5,519
    Accrued liabilities                                                                                 4,596        4,881
                                                                                                    ---------    ---------
        Total current liabilities                                                                       8,265       10,400
Notes Payable, net of current portion                                                                   4,825        8,800
                                                                                                    ---------    ---------
        Total liabilities                                                                              13,090       19,200
                                                                                                    ---------    ---------


Shareholders' equity
    Common stock, $0.01 par value; 70,000,000 shares authorized; 30,788,786 and 26,557,287 shares
         issued and outstanding June 30, 2001 and December 31, 2000 respectively                          308          265
    Additional paid-in capital                                                                        203,515      199,092
    Unearned compensation                                                                                (227)        (837)
    Notes receivable from shareholders                                                                    (76)        (100)
    Accumulated other comprehensive income (loss)                                                                      (27)
    Accumulated deficit                                                                              (106,386)     (81,287)
                                                                                                    ---------    ---------
        Total shareholders' equity                                                                     97,134      117,106
                                                                                                    ---------    ---------

         Total liabilities and shareholders' equity                                                 $ 110,224    $ 136,306
                                                                                                    =========    =========


   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)

                                                             Three months ended                 Six Months Ended
                                                                   June 30                           June 30
                                                             2001            2000              2001            2000
Revenues                                                $     15,551     $      7,134      $    30,176      $    12,702
Cost of sales                                                 10,030            4,759           20,003            8,950
                                                        ------------     ------------      -----------      -----------
Gross profit                                                   5,521            2,375           10,173            3,752

Operating expenses
    General and administrative (excluding
       amortization of unearned compensation
       of $242, $362, $500 and $813)                           6,416            5,743           15,079           10,903
    Sales and marketing                                        4,288            5,308           10,237            9,303
    Product development (excluding amortization
      of unearned compensation of $0, $88, $(180)
      and $205)                                                3,101            1,773            6,631            3,548
    Amortization of unearned
        compensation, goodwill and other intangibles           1,857              712            3,912            1,419
    In-process research and development                                         1,062                             1,062
                                                        ------------     ------------      -----------      -----------


      Total operating expenses                                15,662           14,598           35,859           26,235
                                                        ------------     ------------      -----------      -----------


      Loss from operations                                   (10,141)         (12,223)         (25,686)         (22,483)
                                                        ------------     ------------      -----------      -----------


   Interest income, net                                          212            1,454              588            2,175
                                                        ------------     ------------      -----------      -----------


      Net loss                                          $     (9,929)    $    (10,769)     $   (25,098)     $   (20,308)
                                                        ============     ============      ===========      ===========

Basic and diluted net loss per share                    $      (0.36)    $      (0.48)     $     (0.93)     $     (0.97)
                                                        ============     ============      ===========      ===========

Weighted-average shares outstanding                       27,342,244       22,453,920       26,853,393       20,888,692
                                                        ============     ============      ===========      ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net loss                                                     $(9,929)        $(10,769)        $(25,098)        $(20,308)

Other comprehensive income (loss):
     Foreign currency translation                                 42                                27
                                                             -------         --------         --------         --------

                                                             =======         ========         ========         ========
Comprehensive income (loss)                                  $(9,887)        $(10,769)        $(25,071)        $(20,308)

   The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)



                                                      Common stock           Additional
                                              ---------------------------     paid-in        Unearned
                                                 Shares          Amount       Capital      compensation
                                              -----------      ----------    ----------    ------------
Balances, January 1, 2001                      26,557,287       $    265     $ 199,092       $  (837)

Issuance of common stock upon exercise of
    stock options                                  59,880              0            13

Issuance of common stock pursuant to
    Employee Stock Purchase Plan                  119,890              1           375


Private placement of common stock               4,273,504             43         4,807
Other                                            (221,775)            (2)         (485)
Amortization of unearned compensation                                             (290)          610
Collection of notes receivable
Currency Translation
Net loss

                                              -----------       --------     ---------       -------
Balances, June 30, 2001                        30,788,786       $    308     $ 203,515       $  (227)
                                              -----------       --------     ---------       -------


                                                  Notes
                                               receivable         Other
                                                  from        Comprehensive    Accumulated
                                              shareholders    Income (loss)      deficit         Total
                                              ------------    -------------    -----------     --------
Balances, January 1, 2001                        $(100)          $(27)          $ (81,287)     $117,106

Issuance of common stock upon exercise of
    stock options                                                                                    13
Issuance of common stock pursuant to
    Employee Stock Purchase Plan                                                                    376

Private placement of common stock                                                                 4,850
Other                                                                                              (484)
Amortization of unearned compensation                                                               320
Collection of notes receivable                      24                                               24
Currency Translation                                               27                                27
Net loss                                                                          (25,098)      (25,098)

                                                 -----           ----           ---------      --------
Balances, June 30, 2001                          $ (76)          $  0           $(106,386)     $ 97,134
                                                 -----           ----           ---------      --------


The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        2001           2000
                                                                                     ---------       --------
Cash flows from operating activities
Net loss                                                                             $ (25,098)      $(20,308)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                        7,611          2,085
    Amortization of unearned compensation                                                  320          1,017
Loss on disposal of fixed assets                                                         1,456
Other                                                                                      (85)
Write-off of acquired in process research and development                                               1,062
    Change in operating assets and liabilities                                             726            244
                                                                                     ---------       --------


           Net cash used in operating activities                                       (15,071)       (15,900)
                                                                                     ---------       --------


Cash flows from investing activities
    Purchases of property and equipment                                                 (2,859)        (9,785)
 Restricted cash                                                                           812           (788)
    Purchase of Creativepro.com, net of cash acquired                                                 (13,381)
    Purchase of Howard Press, net of cash acquired                                                    (12,494)
                                                                                     ---------       --------


           Net cash used in investing activities                                        (2,047)       (36,448)
                                                                                     ---------       --------


Cash flows from financing activities
    Repayment of line of credit                                                         (3,975)
    Proceeds from exercise of warrants and options                                          13            635
    Proceeds from issuance of common stock in follow-on offering (net of
      offering costs of $6,547)                                                                       101,452
    Repayment of debts assumed in Creativepro.com and Howard Press acquisitions                        (8,251)
    Proceeds from issuance of common stock related to
      the Employee Stock Purchase Plan                                                     376            372

    Proceeds from sale of common stock                                                   4,850
    Other                                                                                 (253)            44
                                                                                     ---------       --------

           Net cash provided by financing activities                                     1,011         94,252
                                                                                     ---------       --------

Effect of exchange rate changes on cash                                                     27

Net increase in cash and cash equivalents                                              (16,080)        41,904
Cash and cash equivalents at
    Beginning of period                                                                 40,420         18,257
                                                                                     ---------       --------

    End of period                                                                    $  24,340       $ 60,161
                                                                                     =========       ========

The accompanying notes are an integral part of these financial statements.

                                IMAGEX.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     o Extensis graphic-design software including Portfolio media asset manager, Suitcase font manager, and first ever Web-based digital file-checking software, Preflight Online;

     o Creativepro.com, a Web portal offering industry news, reviews, e-stores for graphic design professionals; and

     o Small Business Printing Center, an outsourced small office/home office print e-procurement service

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

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard became effective for the Company on January 1, 2001. Because the Company has not used nor currently intends to use derivatives, the adoption of SFAS No. 133 has had no effect on the financial position or results of operations of the Company.

     On June 29, 2001, the FASB approved FASB Statement No. 141 (FASB 141) "Business Combinations" and FASB Statement No. 142 (FASB 142), "Goodwill and Other Intangible Assets." FASB 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. FASB 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of FASB 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002 and the Company's still assessing what the impact of FASB 141 and FASB 142 will be on its results of operations and financial position.

2. REVENUE RECOGNITION POLICY

     The Company's range of printing products includes business cards, general office products, and marketing/promotional materials. In the Corporate Online Printing Center and through its wholly-owned subsidiaries, Image Press, Fine Arts Graphics, and Howard Press, the Company generally recognizes printing revenues when the order is shipped to the customer and when the Company has fulfilled all of its contractual obligations.

     The Company also sells software products to distributors, resellers and customers. The revenue for these sales is recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. Distributors and resellers generally have a sixty-day right of return. A provision is recorded for estimated product returns.

     Service revenues generated from creation of Web sites for customers to use our Corporate Online Printing Center are deferred and recognized over estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the contractual period.

3. INVENTORIES

     Inventories consisted of the following at:

                                            June 30,     December 31,
                                              2001           2000
                                         (in thousands) (in thousands)
                                         -------------   ------------

Raw materials & supplies                     $1,385         $1,429
Work-in-process                                 801            687
Finished goods                                1,352          1,610
                                             ------         ------

                                             $3,538         $3,726
                                             ------         ------

4. NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase. The weighted average shares of restricted stock subject to repurchase totaled 225,837 and 422,313 shares for three months ended June 30, 2001 and 2000, respectively and 250,122 and 450,449 for the six months ended June 30, 2001 and 2000, respectively.

     Dilutive securities include options, warrants and restricted stock subject to repurchase. Potentially dilutive securities totaling 5,713,044 and 3,352,925 shares as of June 30, 2001 and 2000, respectively, were excluded from diluted loss per share because of their antidilutive effect.

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

     Segment information is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and income based upon internal accounting methods. The measure of profit or loss used for each reportable segment is net income or loss. Corporate costs and interest expense are included in the Printing and Related Technology Services segment. There is no inter-segment revenue on transactions between reportable segments.

     Information on reportable segments and reconciliation to consolidated financial information is as follows (in thousands):

                                           Printing and Related        Software Products
     Three months ended June 30,           Technology Services            and Services                 Consolidated
     ---------------------------           -------------------         -----------------               ------------
     2001
     Revenues .......................          $ 12,627                     $ 2,924                     $ 15,551
     Net loss .......................            (6,997)                     (2,932)                      (9,929)

     2000
     Revenues .......................          $  6,282                     $   852                     $  7,134
     Net loss .......................            (9,893)                       (876)                     (10,769)

                                           Printing and Related        Software Products
     Six months ended June 30,             Technology Services            and Services                 Consolidated
     -------------------------             -------------------         -----------------               ------------
     2001
     Revenues .......................          $ 24,138                     $ 6,038                     $ 30,176
     Net loss .......................           (19,014)                     (6,084)                     (25,098)

     2000
     Revenues .......................          $ 11,850                     $   852                     $ 12,702
     Net loss .......................           (19,432)                       (876)                     (20,308)


     Total assets for Printing and Related Technology Services segment were $74.9 million and $108.0 million as of June 30, 2001 and 2000, respectively. Total assets for Software Products and Services segment were $35.3 million and $46.8 million as of June 30, 2001 and 2000, respectively.

6. SHAREHOLDER'S EQUITY

On June 11, 2001, the Company sold an aggregate of 4,273,504 shares of its common stock at $1.17 per share. In addition, the Company issued immediately exercisable, seven year warrants representing the right to purchase an aggregate of 769,231 additional shares of its common stock for $1.17 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the section entitled "Risk Factors Affecting ImageX.com's Operating Results" from our Form 10-K for our fiscal year ended December 31, 2000. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as required by the securities laws.

OVERVIEW

     General

     ImageX.com provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. We derive substantially all our revenues from the e-procurement and sale of printed business materials and software products and services which include graphic design and print file preparation software applications. During the quarter ended June 30, 2001, accomplishments included the following:

     o Cost savings measures implemented. Late in the second quarter a 10% staff reduction was implemented along with additional non-staff cost reductions.

     o Online printing center continued to see customer growth. ImageX.com's Corporate Online Printing Center's online Fortune 1000 customers totaled 33 at June 30, 2001. Cumulative online printing customers reached 352 by the end of the second quarter, reflecting an addition of 12 new corporate relationships.

     o Order volume and number of online products continued growth. Order volume for the quarter ended June 30, 2001 grew to 65,033 items, an increase of 39% compared to 46,935 in the prior quarter and up 109% from 31,108 items, one year ago. During the second quarter, 12 new customized corporate Web sites went live and 688 new products were set up on customer websites.

     o ImageX.com released upgrades on two software products. The Company's Extensis software line released an upgrade to Suitcase 10 and Preflight Online products. Suitcase 10 improvements make activating, previewing and managing fonts faster and easier. Preflight Online upgrades allow for fuctionality in French, German and Swedish.

     o New Equity Investment. Private placement of $4.9 million of common equity and warrants was completed in the second quarter.

     Revenues

     Our revenues consist of e-procurement and sale of printed business materials and software products and services which include graphic design and print file preparation software applications. In addition, service revenues related to the Corporate Online Printing Center are generated from creation of Web sites and annual maintenance fee for the sites. Total revenue for the second quarter ending June 30,2001 was $15.6 million.

     Gross Profit

For products sold through our Corporate Online Printing Center that are produced by our network of vendors, gross profit is calculated as the selling price of a specific product (including freight) less the price our vendor charges us and freight costs. For products sold through our Corporate Online Printing Center that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight) less manufacturing costs, freight costs and certain allocated overhead. For software products, gross profit is the selling price less manufacturing costs, royalties and amortization of acquired technology.

     Operating Expenses

     Our business incurs operating expenses in three broad expense categories: sales and marketing, product development and general and administrative. Historically,expenses in all three categories have increased significantly due to acquisitions, our expansion of sales force, and our focus on building the ImageX.com online printing system and an infrastructure suitable for future growth. In the future, we intend to focus on increasing our revenue base and scalability by acquiring new customers, converting customers we acquired to our online system, increasing revenue from existing customers, and improving efficiency. Our future viability and success will depend on our ability to achieve these objectives. We believe that cost-reduction initiatives will reduce our operating expenses both on an absolute dollar basis and as a percentage of sales during the remainder of this year.

     Amortization

     Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the difference between the fair value of our common stock at the date of grant and the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options. The amortization of goodwill and other intangible assets is a result of the acquisitions of Fine Arts Graphics and Image Press in 1999 and Creativepro.com and Howard Press in 2000. Currently, until adoption of FASB 142 in January 2002, amortization of goodwill and other intangible assets is over periods ranging from 3 to 10 years.

     Net Loss

     Net loss is calculated as gross profit less operating expenses and is a function of revenues, cost of sales and other expenses, namely, sales and marketing, product development, general and administrative and amortization of unearned compensation, goodwill and other intangible assets. We have incurred significant net losses since our inception. As of June 30, 2001, we had accumulated a deficit of ($106.4) million.

RESULTS OF OPERATIONS

     Revenue

     Revenues were $15.6 million and $7.1 million for the three month periods ended June 30, 2001 and 2000, respectively, representing an increase of $8.5 million. Revenues totaled $30.2 million and $12.7 million for the six months ended June 30, 2001 and 2000 respectively, representing an increase of $17.5 million. These increases were primarily due to the acquisitions of Creativepro.com and Howard Press in June 2000, new customers, and existing customers ordering more printed products through their Web sites. Acquisitions accounted for $8.2 million and $17.4 million of the increase in revenue for the three month and six month periods ended June 30, 2001. Increases in the number of customers also contributes to both increased product and service revenues.

     The printing and related services segment revenues were $12.6 and $6.3 million for the three month periods ended June 30, 2001 and 2000, respectively, representing an increase of $6.3 million. Printing and related services segment revenues totaled $24.1 million and $11.9 million for the six months ended June 30, 2001 and 2000 respectively, representing an increase of $12.2 million. These increases were due to the acquisition of Howard Press and the increase in customer orders. The software products and services segment contributed $2.9 and $0.9 million to revenue for the three month periods ended June 30, 2001 and 2000, respectively, representing an increase of $2.0 million. The software products and services segment contributed $6.0 and $0.9 million to revenue for the six month periods ended June 30, 2001 and 2000, respectively representing an increase of $5.1 million. This increase was a result of the Creativepro.com acquisition in June, 2000.

     Gross Profit

     Gross profit was $5.5 and $2.4 million for the three month periods ended June 30, 2001 and 2000, respectively, representing a increase of $3.1 million. Gross margin was 36% for the three month period ended June 30, 2001 and 33% for the three month period ended June 30, 2000. For the six months ended June 30, 2001, gross profit was $10.2 million, compared to $3.8 million for the same period in 2000, and gross margin increased to 34% from 30%. The increases in gross profit and gross margin were primarily due to higher volume, increased prices and acquisitions. Acquisitions contributed $2.8 million and $6.1 million to the increase in gross profit for the three month and six month periods ended June 30, 2001.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $6.4 million and $5.7 million for the three months ended June 30, 2001 and 2000, an increase of $ 0.7 million. For the six months ended June 30, 2001 and 2000, these expenses were $15.1 million and $10.9 million, an increase of $4.2 million. The increases in expenses for both the three month period and six month periods ended June 30, 2001 were primarily due to acquisitions in June 2000, which contributed $1.5 million and $3.4 million to the increase respectively, an increase in depreciation expense from capital expenditures in prior years, and write-off of software related to the closure of PrintBid.com's operation. However, the increase was partially offset by decreases in compensation and other expense categories as a result of continued cost-reduction initiatives begun in the first quarter of 2001.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses and travel expenses. Sales and marketing expenses were $4.3 million and $5.3 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $1 million. The decrease between quarters resulted from a decrease in compensation expenses of $0.2 million and advertising expenses of $0.8 million. For the six months ended June 30, 2001 and 2000, these expenses were $10.2 million and $9.3 million, an increase of $0.9 million. The increase from 2000 to 2001 is the result of marketing expenses of $1.0 million and compensation expense of $1.2 million, offset by a decrease in advertising expenses of $1.2 million.

     Product Development Expenses

     Product development expenses consist primarily of salaries and benefits for developers, product managers, quality assurance personnel, and payments to outside contractors for programming services. Product development expenses were $3.1 million and $1.8 million for the three months ended June 30, 2001 and 2000, an increase of $1.3 million. For the six months ended June 30, 2001 and 2000, these expenses were $6.6 million and $3.5 million, an increase of $3.1 million. The increases in product development expenses were due to increased salary and benefit related expenses from increased staffing, including software development personnel and an acquisition in June 2000, which contributed $1.1 million and $1.9 million to the increase for the three month and six month periods ended June 30, 2001.

     Amortization

     The amortization of unearned compensation was $0.2 million and $0.4 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, these expenses were $0.3 million and $1.0 million. The unamortized portion of total unearned compensation is reflected as a reduction of shareholders' equity and generally will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation related to options, however, is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

     The amortization of goodwill and other intangibles was $1.6 million and $0.3 million for the three month periods ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, these expenses were $3.6 and $0.4 million. The intangible assets being amortized result primarily from acquisitions.

     Interest Income Net

     Net interest income was $0.2 million and $1.5 million for the three month periods ended June 30, 2001 and 2000, respectively. Net interest income was $0.6 million and $2.2 million for the six month periods ended June 30, 2001 and 2000. The interest income is a result of cash received in our public offering in August 1999 and our follow-on offering in February 2000. The decrease in interest income, net is due primarily to the decrease in the cash and cash equivalent balance and increased interest expense.

     Income Taxes

     No provision for federal and state income taxes has been recorded to date because we have incurred net losses from inception through June 30, 2001. As of June 30, 2001, we had approximately $93.7 million of net operating loss carryforwards for federal income tax purposes, expiring in 2012 through 2021. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria for realization required by generally accepted accounting principles and, accordingly, no tax benefit has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had cash and cash equivalents of $24.3 million, representing a decrease of $16.1 million from cash and cash equivalents held as of December 31, 2001. Our working capital at June 30, 2001 was $30.6 million, compared to $47.4 million at December 31, 2000.

     Net cash used in operating activities was $15.1 million and $15.9 million for the six month periods ended June 30, 2001 and 2000, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing, and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and decreases in current liabilities, including trade payables, were partially offset by decreases in accounts receivable.

     Net cash used in investing activities was $2 million and $36.4 million for the six month periods ended June 30, 2001 and 2000, respectively, and consisted primarily of capital expenditures, including equipment and software, restricted cash balances, and the 2000 acquisitions of Creativepro.com and Howard Press.

     Net cash provided by financing activities was $1 million for the six month period ended June 30, 2001 and consisted primarily of $4.9 million in net proceeds from the issuance of common stock in a private placement and the repayment of $3.9 million in debt. Net cash provided by financing activities was $94.3 million for the six month period ended June 30, 2000 and was primarily from the issuance of common stock in the follow-on offering in February/March 2000.

     As of June 30,2001, Howard Press had loans outstanding totaling $4.8 Million under revolving credit and term loan facilities. Funds available but undrawn under the facilities as of June 30, 2001 was $1.3 million.

     Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We believe that our existing cash and cash equivalents together with available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Longer term as the Company continues the development of its business, it will use currently available funds and seek additional sources of financing, if necessary. If unsuccessful in obtaining the necessary funding, the Company will attempt to expand its operations on a reduced scale based on available capital resources.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard became effective for the Company on January 1, 2001. Because the Company has not used nor currently intends to use derivatives, the adoption of SFAS No. 133 had no effect on the financial position or results of operations of the Company.

     On June 29, 2001, the FASB approved FASB Statement No. 141 (FASB 141) "Business Combinations" and FASB Statement No. 142 (FASB 142), "Goodwill and Other Intangible Assets." FASB 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. FASB 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of FASB 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002 and the Company's still assessing what the impact of FASB 141 and FASB 142 will be on its results of operations and financial position.

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

     We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of June 30, 2001, we had an accumulated deficit of $106.4 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

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

     We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology

     Our Articles Of Incorporation And Bylaws And Washington Law Contain Provisions That Could Discourage A Takeover. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third party to obtain control of ImageX.com, even if doing so might be beneficial to our shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

     The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our $4 million term loan bears interest at LIBOR plus 2.5%. revolving credit line, with a balance of $825,000 at June 30, 2001, bears interest at 30 day LIBOR plus 2.5%. Both are scheduled for repayments within five years. Related expense would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 29, 2001, our subsidiary, Creativepro.com, Inc. settled a patent infringement lawsuit filed by Markzware, a privately held California corporation. This settlement should not have a material impact on the Company's business. Additionally, from time to time, ImageX.com and its affiliate companies are subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

     On June 11, 2001, the Company sold an aggregate of 4,273,504 shares of its common stock at $1.17 per share to ALTA California Partners II, LP, ALTA Embarcadero Partners II, LLC, Acorn Ventures IX, LLC and a group of 18 individual investors represented by Princeton Capital Management, Inc. In addition, the Company issued to these investors immediately exercisable, seven year warrants representing the right to purchase an aggregate of 769,231 additional shares of its common stock for $1.17 per share. No underwriters were used in the financing. Garret P. Gruener, a managing director of Alta California Management Partners II, LLC, the general partner of ALTA California Partners II, LP, is a member of the Company's Board of Directors. Mr. Gruener is also a member of ALTA Embarcadero Partners II, LLC. The sales and issuances of these securities were exempt from registration under the Securities Act, pursuant to
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, on the basis that the transactions did not involve a public offering. The recipients of these securities represented their intentions to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All receipients had adequate access to information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual shareholders' meeting held on May 8, 2001, the following proposals were adopted by the margin indicated:

1. To re-elect one director to our board of directors to serve for a term described in the proxy statement filed on March 26, 2001.


NOMINEE                         SHARES                      SHARES
                                 FOR                       WITHHELD
-------------------------------------------------------------------

Garrett P. Gruener            19,170,244                    92,827
-------------------------------------------------------------------

2. To approve of an amendment increasing the number of shares of common stock reserved for issuance under our 1999 Employee Stock Purchase Plan and changing the annual automatic share increase provision thereunder.

     Shares Voting:
     --------------
     For                                9,606,411
     Against                              278,756
     Abstain                               68,903
     Broker Non-Votes                   9,309,001

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       99.1 Text of Press Release dated June 11, 2001, regarding the completion of the private sale of $5 million in common stock and warrants.

(b) Reports on Form 8-K

       We filed a Current Report on Form 8-K on June 11, 2001 under item 5 announcing the completion of a private placement of $5 million in common stock and warrants.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               IMAGEX.COM, INC.
                                               (Registrant)



Date: August 13, 2001                          By   /s/ Robin L. Krueger
                                                 -------------------------------
                                                      Robin L. Krueger
                                                      Chief Financial Officer