Form 10-Q
period 2001-09-30
IMAGEX COM INC
filed 2001-11-14
CIK 1072369

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

                         Commission File Number 0-78271

                                  ImageX, Inc.
                           (Formerly IMAGEX.COM, INC.)
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

Yes |X| No |_|

      The number of shares of common stock, $.01 par value, outstanding on October 25, 2001 was 30,867,362.

                                  IMAGEX, INC.

                                    CONTENTS

                                                                        Page No.

PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)...........    1

         Consolidated Balance Sheets as of  September 30, 2001 and
         December 31, 2000.................................................    1

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2001 and September 30, 2000.......    2

         Consolidated Statement of Shareholders' Equity for the
         Nine Months Ended September 30, 2001..............................    3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and September 30, 2000...................    4

         Notes To Condensed Consolidated Financial Statements..............    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   17

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   18

Item 6.  Exhibits and Reports on Form 8-K..................................   18

SIGNATURES ................................................................   19

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  IMAGEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                                                                         September 30,  December 31,
                                                                                                              2001          2000
                                                                                                            ---------    ---------
Assets
Current assets
    Cash and cash equivalents                                                                               $  20,190    $  40,420
    Accounts receivable (net of allowances totaling $844 and $1,403)                                            8,401       12,250
    Inventories                                                                                                 2,982        3,726
    Prepaid expenses and other current assets                                                                     840        1,390
                                                                                                            ---------    ---------
         Total current assets                                                                                  32,413       57,786

Restricted cash                                                                                                 1,600        2,412
Property and equipment, net                                                                                    18,334       22,748
Goodwill, net                                                                                                  38,145       41,658
Other assets, net                                                                                               9,497       11,702
                                                                                                            ---------    ---------
          Total assets                                                                                      $  99,989    $ 136,306
                                                                                                            =========    =========

Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                                                                        $   2,126    $   5,519
    Current portion of note payable                                                                               958
    Accrued liabilities                                                                                         4,003        4,881
                                                                                                            ---------    ---------
        Total current liabilities                                                                               7,087       10,400
Notes payable, net of current portion                                                                           3,867        8,800
                                                                                                            ---------    ---------
        Total liabilities                                                                                      10,954       19,200
                                                                                                            ---------    ---------

Shareholders' equity
    Common stock, $0.01 par value; 70,000,000 shares authorized; 30,867,362 and 26,557,287 shares
    issued and outstanding September 30, 2001 and December 31, 2000 respectively                                  308          265
    Additional paid-in capital                                                                                203,597      199,092
    Unearned compensation                                                                                        (130)        (837)
    Notes receivable from shareholders                                                                            (64)        (100)
    Accumulated other comprehensive income (loss)                                                                              (27)
    Accumulated deficit                                                                                      (114,676)     (81,287)
                                                                                                            ---------    ---------
        Total shareholders' equity                                                                             89,035      117,106
                                                                                                            ---------    ---------

         Total liabilities and shareholders' equity                                                         $  99,989    $ 136,306
                                                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

               IMAGEX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)

                                                                Three months ended                    Nine Months Ended
                                                                   September 30                          September 30
                                                              2001               2000               2001              2000
Revenues                                                  $     12,768       $     18,481       $     42,945       $     31,184
Cost of sales                                                    8,368             12,152             28,371             21,103
                                                          ------------       ------------       ------------       ------------

Gross profit                                                     4,400              6,329             14,574             10,081
                                                          ------------       ------------       ------------       ------------

Operating expenses
    General and administrative (excluding
       amortization of unearned compensation
       of $97, $296, $597 and
       $1,109)                                                   5,637              8,002             20,717             18,658
    Sales and marketing                                          3,604              8,340             13,841             17,643
    Product development (excluding amortization
      of unearned compensation of $0, $70, $(180)
      and $274)                                                  1,892              3,112              8,523              6,908
    Amortization of unearned
        compensation, goodwill and other intangibles             1,712              2,139              5,624              3,558
    In-process research and development                                                                                   1,062
                                                          ------------       ------------       ------------       ------------

Total operating expenses                                        12,845             21,593             48,705             47,829
                                                          ------------       ------------       ------------       ------------

Loss from operations                                            (8,445)           (15,264)           (34,131)           (37,748)

Interest income, net                                               154                926                742              3,101
                                                          ------------       ------------       ------------       ------------

Net profit (loss)                                         $     (8,291)      $    (14,338)      $    (33,389)      $    (34,647)
                                                          ============       ============       ============       ============

Basic and diluted net loss per share                      $      (0.27)      $      (0.55)      $      (1.19)      $      (1.53)
                                                          ============       ============       ============       ============

Weighted-average shares outstanding                         30,651,821         26,092,084         28,133,449         22,635,817
                                                          ============       ============       ============       ============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net loss                                                  $     (8,291)      $    (14,338)      $    (33,389)      $    (34,647)

Other comprehensive income (loss):
     Foreign currency translation                                    0                (40)                27                (40)
                                                          ------------       ------------       ------------       ------------

Comprehensive income (loss)                               $     (8,291)      $    (14,378)      $    (33,362)      $    (34,687)
                                                          ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                                  IMAGEX, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                                                                                 Notes
                                               Common stock        Additional                 receivable       Other
                                          ----------------------     paid-in      Unearned       from       Comprehensive
                                            Shares      Amount       Capital    compensation  shareholders  Income (loss)
                                          ----------  ----------  ------------  ------------  ------------  -------------
Balances, January 1, 2001                 26,557,287  $     265   $    199,092    $   (837)    $    (100)     $      (27)


Issuance of common stock upon exercise of
    stock options                             84,844          0             21
Issuance of common stock pursuant to
    Employee Stock Purchase Plan             189,056          2            449
Private placement of common stock          4,273,504         43          4,807
Other                                       (237,329)        (2)          (482)
Amortization of unearned compensation                                     (290)        707
Collection of notes receivable                                                                        36
Currency translation                                                                                                 27
Net loss
                                          ----------  ----------  ------------  ------------  ------------  -------------
Balances, September 30, 2001              30,867,362        308   $    203,597    $   (130)    $     (64)     $        0
                                          ----------  ----------  ------------  ------------  ------------  -------------

                                            Accumulated
                                              deficit       Total
                                            -----------   ----------
Balances, January 1, 2001                   $   (81,287)  $  117,106


Issuance of common stock upon exercise of
    stock options                                                 21
Issuance of common stock pursuant to
    Employee Stock Purchase Plan                                 451
Private placement of common stock                              4,850
Other                                                           (484)
Amortization of unearned compensation                            417
Collection of notes receivable                                    36
Currency translation                                              27
Net loss                                        (33,389)     (33,389)
                                            -----------   ----------
Balances, September 30, 2001                $  (114,676)  $   89,035
                                            -----------   ----------

   The accompanying notes are an integral part of these financial statements.

                                  IMAGEX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                     ------------------------
                                                                                       2001            2000
                                                                                     --------       ---------
Cash flows from operating activities
Net loss                                                                             $(33,389)      $ (34,647)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                      11,171           5,915
    Amortization of unearned compensation                                                 417           1,383
    Services exchanged for common stock                                                                    79
    Loss on disposal of fixed assets                                                    1,739
    Other                                                                                 (85)
    Write-off of acquired in process research and development                                           1,062
    Change in operating assets and liabilities                                          1,263          (2,762)
                                                                                     --------       ---------

           Net cash used in operating activities                                      (18,884)        (28,970)
                                                                                     --------       ---------

Cash flows from investing activities
    Purchases of property and equipment                                                (3,291)        (14,310)
    Restricted cash                                                                       812            (757)
    Purchase of Creativepro.com, net of cash acquired                                                 (13,381)
    Purchase of Howard Press, net of cash acquired                                                    (12,494)
                                                                                     --------       ---------

           Net cash used in investing activities                                       (2,479)        (40,942)
                                                                                     --------       ---------

Cash flows from financing activities
    Proceeds from (repayment of) debt                                                  (3,975)          8,025
    Proceeds from exercise of warrants and options                                         21             669
    Proceeds from issuance of common stock in follow-on offering (net of
      offering costs of $6,547)                                                                       101,446
    Repayment of debts assumed in Creativepro.com and Howard Press acquisitions                        (8,251)
    Proceeds from issuance of common stock related to
      the Employee Stock Purchase Plan                                                    451             888
    Proceeds from sale of common stock                                                  4,850
    Other                                                                                (241)             56
                                                                                     --------       ---------

           Net cash provided by financing activities                                    1,106         102,833
                                                                                     --------       ---------

Effect of exchange rate changes on cash                                                    27             (40)

Net increase (decrease) in cash and cash equivalents                                  (20,230)         32,881
Cash and cash equivalents at
    Beginning of period                                                                40,420          18,257
                                                                                     --------       ---------

    End of period                                                                    $ 20,190       $  51,138
                                                                                     ========       =========

   The accompanying notes are an integral part of these financial statements.

                                  IMAGEX, INC..

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

      ImageX, Inc., (formerly ImageX.com, Inc.) ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. The Company's e-procurement solution includes the following services:

      o ImageX Print System (formerly the Corporate Online Printing Center), a customized, secure Website product suite for medium to large corporate customers providing four product offerings: e-Procure, e-Brand, e-Print and Enterprise. The system reflects the company's focus on quality printing delivered through technology;

      o Extensis graphic-design software including Portfolio media asset manager, Suitcase font manager, and the first ever Web-based digital file-checking software, Preflight Online.

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Portions of the accompanying financial statements are derived from the audited financial statements as of and for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

      On June 29, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002 and the Company is assessing what the impact of SFAS 141 and SFAS 142 will be on its results of operations and financial position.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be June 1, 2002 and the Company is assessing what the impact of SFAS 143 will be on its results of operations and financial position.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption date for the Company will be January 1, 2002 and the Company is assessing what the impact of SFAS 144 will be on its results of operations and financial position.

2.    REVENUE RECOGNITION POLICY

      The Company's range of printing products includes business cards, general office products, and marketing/promotional materials. In the ImageX Print System (formerly the Corporate Online Printing Center) and through its wholly-owned subsidiaries, Image Press, FA Graphics, Inc. (formerly Fine Arts Graphics), and Howard Press, the Company generally recognizes printing revenues when the order is shipped to the customer and when the Company has fulfilled all of its contractual obligations.

      The Company also sells software products through its wholly owned subsidiary, Extensis, Inc. (formerly Creativepro.com), to distributors, resellers and customers. The revenue for these sales is recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. Distributors and resellers generally have a sixty-day right of return. A provision is recorded for estimated product returns.

      Service revenues generated from creation of Web sites for customers to use our ImageX Print System (formerly the Corporate Online Printing Center) are deferred and recognized over estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the contractual period.

3.    INVENTORIES

      Inventories consisted of the following at:

                                            September 30,    December 31,
                                                2001            2000
                                           (in thousands)   (in thousands)
                                           --------------   --------------

      Raw materials & supplies                 $1,135          $1,429
      Work-in-process                             542             687
      Finished goods                            1,305           1,610
                                               ------          ------

                                               $2,982          $3,726
                                               ======          ======

4.    NET LOSS PER SHARE

      Net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase. The weighted average shares of restricted stock subject to repurchase totaled 189,783 and 372,695 shares for three months ended September 30, 2001 and 2000, respectively and 229,788 and 424,342 for the nine months ended September 30, 2001 and 2000, respectively.

      Dilutive securities include options, warrants and restricted stock subject to repurchase. Potentially dilutive securities totaling 6,332,932 and 4,559,993 shares as of September 30, 2001 and 2000, respectively, were excluded from diluted loss per share because of their antidilutive effect.

5.    SEGMENT INFORMATION

      The Company has two major segments: Printing and Related Technology Services and Software Products and Services. Printing and Related Technology Services segment includes an aggregation of operations that provide internet-based e-procurement solutions and printed business materials to corporate customers. The Software Products and Services segment includes development and sales of graphic design and print file preparation software applications for corporate customers and individuals.

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

      Information on reportable segments is as follows (in thousands):

                                            Printing and
                                              Related
                                             Technology    Software Products
      Three months ended September 30,        Services        and Services      Consolidated
      --------------------------------        --------        ------------      ------------
      2001
      Revenues ..................             $  9,702          $ 3,066          $ 12,768
      Net loss ..................               (6,431)          (1,860)           (8,291)

      2000
      Revenues ..................             $ 14,594          $ 3,887          $ 18,481
      Net loss ..................              (11,260)          (3,078)          (14,338)

                                            Printing and
                                              Related
                                             Technology    Software Products
      Nine months ended September 30,         Services        and Services      Consolidated
      -------------------------------         --------        ------------      ------------
      2001
      Revenues ..................             $ 33,840          $ 9,105          $ 42,945

      Net loss ..................              (25,445)          (7,944)          (33,389)

      2000
      Revenues ..................             $ 26,445          $ 4,739          $ 31,184
      Net loss ..................              (30,693)          (3,954)          (34,647)

      Total assets for Printing and Related Technology Services segment were $67.3 million and $91.5 million as of September 30, 2001 and December 31, 2000, respectively. Total assets for Software Products and Services segment were $32.7 million and $44.8 million as of September 30, 2001 and December 31 2000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the section entitled "Risk Factors Affecting ImageX's (formerly ImageX.com) Operating Results" from our Form 10-K for our fiscal year ended December 31, 2000. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as required by the securities laws.

OVERVIEW

      General

            ImageX provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. We derive substantially all our revenues from the e-procurement and sale of printed business materials and software products and services, which include graphic design and print file preparation software applications. During the quarter ended September 30, 2001, accomplishments included the following:

      o New brand and product focus. ImageX launched a new name, logo, and tagline: "ImageX. Print. To the Power of X".(SM) This quarter it released a four-edition product suite labeled the ImageX Print System. e-Procure, e-Brand, e-Print, and Enterprise. The system is focused on e-management and e-procurement of branded repeat order print business for the medium to large customer.

      o Cost savings plan. Cost saving initiatives implemented during the first and second quarter resulted in a 24% decline in cash operating expenses since the second quarter. Total operating expenses declined 18% since the second quarter.

      o Online printing center adds customers. ImageX Print System's online Fortune 1000 customers totaled 35 at September 30, 2001. Total customers introduced to the ImageX Print System over the past three years reached 366 by the end of the third quarter, reflecting an addition of 14 new corporate relationships.

      o New websites, new products and order volume. During the third quarter, 13 new customized corporate Web sites went live and 603 new products were set up on customer websites. Order volume for the quarter ended September 30, 2001 was 46,842 items, a decrease of 28% compared to 65,033 in the prior quarter and up 50% from 31,130 items, one year ago.

      o ImageX upgrades two software products. The Company's Extensis software line showed a revenue increase of 6% since the second quarter, with the introduction of two new upgrades, Suitcase 10 and Suitcase Server. The impact was magnified by a distribution agreement signed with Apacabar, Ltd. in France and positive reviews from domestic and international publications. The improvements to these products enable creative professionals to realize efficiencies in workflow on their desktop and in their creative workgroups.

      Revenues

            Our revenues consist of e-procurement and sales of printed business materials and software products and services, which include graphic design and print file preparation software applications. In addition, service revenues related to the ImageX Print System (formerly the Corporate Online Printing Center) are generated from creation of Web sites and annual maintenance fee for the sites. Total revenue for the third quarter ended September 30, 2001 was $12.8 million.

      Gross Profit

            For products sold through our ImageX Print System (formerly the Corporate Online Printing Center) that are produced by our network of vendors, gross profit is calculated as the selling price of a specific product (including freight) less the price our vendor charges us and freight costs. For products sold through our ImageX Print System that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight) less manufacturing costs, freight costs and certain allocated overhead. For software products, gross profit is the selling price less manufacturing costs, royalties and amortization of acquired technology.

      Operating Expenses

            Our business incurs operating expenses in three broad expense categories: general and administrative, sales and marketing, and product development. Historically, expenses in all three categories have increased significantly due to acquisitions, expansion of the sales force, and our focus on building the ImageX online printing system and an infrastructure suitable for future growth. In the future, we intend to focus on increasing our revenue base and scalability by acquiring new customers, increasing revenue from existing customers, and improving efficiency. Our future viability and success will depend on our ability to achieve these objectives. We believe that cost-reduction initiatives currently in place will reduce our operating expenses both on an absolute dollar basis and as a percentage of sales during the remainder of this year.

      Amortization

            Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the difference between the fair value of our common stock at the date of grant and the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options. The amortization of goodwill and other intangible assets is a result of the acquisitions of FA Graphics, Inc. (formerly Fine Arts Graphics) and Image Press in 1999 and Extensis, Inc. (formerly Creativepro.com) and Howard Press in 2000. Currently, until adoption of SFAS 142 in January 2002, amortization of goodwill and other intangible assets is over periods ranging from 3 to 10 years.

      Net Loss

Net loss is calculated as gross profit less operating expenses, plus interest income (net of expense) and is a function of revenues, cost of sales and other expenses, namely, sales and marketing, product development, general and administrative and amortization of unearned compensation, goodwill and other intangible assets. We have incurred significant net losses since our inception. As of September 30, 2001, we had accumulated a deficit of $114.7 million.

RESULTS OF OPERATIONS

      Revenue

            Revenues were $12.8 million and $18.5 million for the three month periods ended September 30, 2001 and 2000, respectively, representing a decrease of $5.7 million. The decline between quarters was attributed to general economic weakness and the events of September 11, 2001. Revenues totaled $42.9 million and $31.2 million for the nine months ended September 30, 2001 and 2000 respectively, representing an increase of $11.7 million. This increase was primarily due to the acquisitions of Extensis, Inc. (formerly Creativepro.com) and Howard Press in June 2000. Acquisitions accounted for $11.5 million of the increase in revenue for the nine months ended September 30, 2001.

            The printing and related services segment revenues were $9.7 and $14.6 million for the three month periods ended September 30, 2001 and 2000, respectively, representing an decrease of $4.9 million. The decline between quarters was attributed to general economic weakness and the events of September 11, 2001. Printing and related services segment revenues totaled $33.8 million and $26.4 million for the nine months ended September 30, 2001 and 2000 respectively, representing an increase of $7.4 million. This increase was primarily due to the acquisition of Howard Press. The software products and services segment contributed $3.1 and $3.9 million to revenue for the three month periods ended September 30, 2001 and 2000, respectively, representing a decrease of $0.8 million. The software products and services segment contributed $9.1 and $4.7 million to revenue for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $4.4 million. This increase was a result of the Extensis, Inc. (formerly Creativepro.com) acquisition in June, 2000.

      Gross Profit

            Gross profit was $4.4 and $6.3 million for the three month periods ended September 30, 2001 and 2000, respectively, representing a decrease of $1.9 million. Gross margin was 34% for both the three month period ended September 30, 2001 and 2000. We maintained our margin on lower volumes based on our cost-reduction initiatives begun in the first quarter. For the nine months ended September 30, 2001, gross profit was $14.6 million, compared to $10.1 million for the same period in 2000, and gross margin increased to 34% from 32%. The increases in gross profit and gross margin were primarily due to higher volume, increased prices and acquisitions. Acquisitions contributed $4.4 million to the increase in gross profit for the nine months ended September 30, 2001

      General and Administrative Expenses

            General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel as well as outside professional services and facilities related expenses. General and administrative expenses were $5.6 million and $8.0 million for the three months ended September 30, 2001 and 2000, a decrease of $2.4 million. The decrease between quarters is primarily attributed to the cost-reduction initiatives begun in the first quarter of 2001. Compensation and benefit expenses decreased $1.4 million and contract/consulting fees decreased $0.4 million. For the nine months ended September 30, 2001 and 2000, these expenses were $20.7 million and $18.7 million, an increase of $2.0 million. The increase in expenses for the nine months ended September 30, 2001 was primarily due to an increase of $1.2 million in depreciation expense from capital expenditures and write-off of software related to the closure of PrintBid.com's operation of $1.4 million. The increase was partially offset by decreases in compensation and other expense categories as a result of continued cost-reduction initiatives begun in the first quarter of 2001.

      Sales and Marketing Expenses

            Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, marketing expenses and travel expenses. Sales and marketing expenses were $3.6 million and $8.3 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $4.7 million. The decrease between quarters primarily resulted from a decrease in compensation expense of $4.4 million. The print segment accounted for 67% of the decrease. For the nine months ended September 30, 2001 and 2000, these expenses were $13.8 million and $17.6 million, a decrease of $3.8 million. The decrease from 2000 to 2001 is the result of compensation expense of $3.4 million and advertising expense of $1.6 million, offset by an increase in marketing expense of $1.3 million.

      Product Development Expenses

            Product development expenses consist primarily of salaries and benefits for developers, product managers, quality assurance personnel, and payments to outside contractors for programming services. Product development expenses were $1.9 million and $3.1 million for the three months ended September 30, 2001 and 2000, a decrease of $1.2 million. The decrease between quarters is the result of cost savings initiatives implemented in the second quarter of 2001. Salaries and related benefit expenses decreased by $0.7 million and contract/consulting fees decreased by $0.7 million. The software segment accounted for 64% of this decrease. For the nine months ended September 30, 2001 and 2000, these expenses were $8.5 million and $6.9 million, an increase of $1.6 million. The increase in expenses for the nine months resulted from the acquisitions in 2000 and consisted of $0.3 million increase in salary and benefit related expenses, a $0.5 million increase in contract/consulting fees, and an increase of $0.8 million in amortization of internally developed software. The software segment accounted for 65% of this increase.

      Amortization

            The amortization of unearned compensation was $96,661 and $365,705 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, these expenses were $0.4 million and $1.4 million. The unamortized portion of total unearned compensation is reflected as a reduction of shareholders' equity and generally will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation related to options, however, is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

            The amortization of goodwill and other intangibles was $1.6 million and $1.8 million for the three month periods ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, these expenses were $5.2 and $ 2.2 million. The intangible assets being amortized result primarily from acquisitions.

      Interest Income Net

            Net interest income was $0.2 million and $0.9 million for the three months ended September 30, 2001 and 2000, respectively. Net interest income was $0.7 million and $3.1 million for the nine months ended September

30, 2001 and 2000. The interest income is a result of cash received in our public offering in August 1999, our follow-on offering in February 2000 and our private placement of equity in June, 2001. The decrease in interest income, net is due primarily to the decrease in the cash and cash equivalents balance and increased interest expense.

      Income Taxes

            No provision for federal and state income taxes has been recorded to date because we have incurred net losses from inception through September 30, 2001. As of September 30, 2001, we had approximately $100.0 million of net operating loss carryforwards for federal income tax purposes, expiring in 2012 through 2021. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria for realization required by generally accepted accounting principles and, accordingly, no tax benefit has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2001, we had cash and cash equivalents of $20.2 million, representing a decrease of $20.2 million from cash and cash equivalents held as of December 31, 2000. Our working capital at September 30, 2001 was $25.3 million, compared to $47.4 million at December 31, 2000.

            Net cash used in operating activities was $18.9 million and $29.0 million for the nine months ended September 30, 2001 and 2000, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing, and general and administrative expenses, all of which led to operating losses. The cash outflows resulting from operating losses and decreases in current liabilities, including trade payables, were partially offset by decreases in accounts receivable.

            Net cash used in investing activities was $2.5 million and $40.9 million for the nine months ended September 30, 2001 and 2000, respectively, and consisted primarily of capital expenditures, including equipment and software and restricted cash balances. Net cash used in investing activities for the nine months ended September 30, 2000 also consisted of the acquisitions of Extensis, Inc. (formerly Creativepro.com) and Howard Press.

            Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2001 and consisted primarily of $4.9 million in net proceeds from the issuance of common stock in a private placement and the repayment of $4.0 million in debt. Net cash provided by financing activities was $102.8 million for the nine months ended September 30, 2000 and was primarily from the issuance of common stock in the follow-on offering in February/March 2000.

            As of September 30,2001, Howard Press had loans outstanding totaling $4.8 million under revolving credit and term loan facilities. No additional funds were available under this facility at September 30, 2001.

            Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We believe that our existing cash and cash equivalents together with available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Longer term, as the Company continues the development of its business, it will use currently available funds and seek additional sources of financing, if necessary.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

            On June 29, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002 and the Company is assessing what the impact of SFAS 141 and SFAS 142 will be on its results of operations and financial position.

            In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be June 1, 2002 and the Company is assessing what the impact of SFAS 143 will be on its results of operations and financial position.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption date for the Company will be January 1, 2002 and the Company is assessing what the impact of SFAS 144 will be on its results of operations and financial position.

RISK FACTORS AFFECTING IMAGEX'S OPERATING RESULTS

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

            We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of September 30, 2001, we had an accumulated deficit of $114.7 million. We have experienced a revenue decline in recent periods. Our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

            If we are unable to continue to increase our revenues and operating margins, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to eventually become profitable.

            We May Be Unable To Meet Our Future Capital Requirements And Execute On Our Business Strategy. Because we are not currently generating sufficient cash to fund operations, we may need to raise additional capital in the future, in order to fund our operations and pursue our growth strategy. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. As a result, we cannot predict with certainty the timing or amount of our future capital needs. If our capital requirements vary materially from those currently planned; we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy.

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

            Our Quarterly Results Are Difficult To Predict And Are Likely To Fluctuate, Which May Have An Impact On Our Stock Price. Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

            o our ability to obtain new customers and upgrade acquired customers to the ImageX Print System;
            o changes in our operating expenses and capital expenditure requirements;
            o our ability to retain our existing customers and increase sales to them;
            o     changes in the mix of printing and software services we sell;
            o     the timing of customer orders;
            o     impairment of long-lived assets;
            o     increased competition; and
            o     general or industry-specific economic conditions.

            Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict. Moreover, because of our short operating history and our acquisitions, period-to-period comparisons of our operating results are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

            To Obtain New Customers, We Must Overcome Long Standing Customer Relationships And Long Sales Cycles. Many of the potential customers that we pursue through our direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our system, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX online print system. The period between initial contact and the purchase of our products through our online system is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year.

            A substantial majority of our revenue is derived from customers that we have obtained through acquisitions of print providers. A majority of this revenue is currently generated through traditional offline orders rather than through our online procurement system. In order for our business to be successful, we must increase the percentage of our revenue from online ordering while increasing our revenue in absolute terms. There can be no assurance that we will be able to convert acquired customers fast enough to accomplish this. Furthermore, we have historically made acquisitions using our common stock as a major portion of the consideration. With the recent closing price of our common stock, it becomes impractical to use it for such acquisitions. And with the current state of capital markets, we are cognizant of our need to conserve cash. These factors together make it more difficult for us to obtain additional customers through acquisitions.

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

            In recent years, increases or decreases in demand for paper have led to corresponding pricing changes. In periods of high demand, certain paper grades have been in short supply. This includes grades that both ImageX and our commercial printing vendors are using. Any loss of paper supply sources or disruption in our suppliers' businesses, or their failure to meet our product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials, which could have a material adverse effect on our operating results, sales, profit margins and cash flows.

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

            We have expended, and will continue to expend, significant resources educating potential customers about our services, capabilities and benefits. We may not be successful in achieving market acceptance of the ImageX system or in achieving significant market share before competitors offer products, applications or services with features similar or superior to our current or proposed offerings.

            If We Are Unable To Compete Successfully Against Traditional Printing Companies Or Other Businesses Offering Internet-Based Printing Services, Our Business May Not Succeed. The market for printed business materials is intensely competitive. We compete primarily with local and regional printers, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 30,000 local and regional commercial printers operating nationwide in 2001. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

            Traditional commercial printers often have long-standing relationships with customers. We face substantial challenges in convincing businesses to consider alternatives to their traditional printers. In addition, printers typically have extensive local sales forces that regularly canvas and solicit businesses in the areas they serve. Commercial printers compete primarily on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must compete effectively in each of these areas.

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

            Difficulties With Third-Party Services And Technologies Could Disrupt Our Business And Undermine Our Reputation. Our success in attracting and retaining customers and convincing them to increase their reliance on our Internet-based printing services depends on our ability to offer customers reliable, secure and continuous service. This in turn requires us to ensure continuous and error-free operation of our systems and network infrastructure. We rely on third parties to provide key components of our networks and systems. For instance, we rely on a third party Internet services provider for the high-speed connections that link our Web servers and office systems to the Internet. We also rely on third-party communications services providers to provide secure connections to relay customer order information to our network of commercial printing vendors.

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

            The performance of our computer and telecommunications equipment is critical to our reputation and to our ability to achieve market acceptance of our services. Any system failure, including any network, software or hardware failure that causes interruption or an increase in response time of our online services could decrease usage of our services. Frequent systems failures could reduce the attractiveness of our services to our customers. An increase in the volume of printing orders could strain the capacity of our hardware, which could lead to slower response time or systems failures. Our operations also depend in part on our ability to protect our operating systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events.

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

            Possible Infringement Of Intellectual Property Rights Could Harm Our Business. Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of our intellectual property rights, as well as those of other companies in the Internet industry is unknown. We currently have been issued a Notice of Allowance on one of our patent filings and have 86 additional U.S. patent applications pending. However, we cannot be certain that any of the remaining patent applications will ultimately be issued.

            Moreover, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology.

            Our Articles Of Incorporation And Bylaws And Washington Law Contain Provisions That Could Discourage A Takeover. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third party to obtain control of ImageX, even if doing so might be beneficial to our shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

            The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our $4 million term loan bears interest at LIBOR plus 2.5%. our revolving credit line, with a balance of $825,000 at September 30, 2001, bears interest at 30 day LIBOR plus 2.5%. Both are scheduled for repayments within five years. Related expense would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)   Reports on Form 8-K

      We have not filed any Form 8-K since the quarter ended June 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               IMAGEX, INC.
                                               (Registrant)


Date: November 13, 2001                        By /s/ Robin L. Krueger
                                                 -------------------------------
                                                  Robin L. Krueger
                                                  Chief Financial Officer