Form 10-K405
period 2001-12-31
IMAGEX COM INC
filed 2002-04-01
CIK 1072369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K
                                   ----------
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   ----------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-78271
                                   ----------
                                  IMAGEX, INC.
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


          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 Par Value
                                   ----------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at March 7, 2002 was $17,388,003 (based on the closing sale price of $0.85 per share on the Nasdaq National Market on such date.

      The number of shares outstanding of the registrant's common stock of March 7, 2002 was 30,988,822.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 7, 2002 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                Table of Contents

                                                                                                  Page
                                                                                                  ----
Part I:
Item 1.  Business..............................................................................      3
         Risk Factors Affecting ImageX, Inc.'s Operating Results...............................     10
Item 2.  Properties............................................................................     17
Item 3.  Legal Proceedings.....................................................................     17
Item 4.  Submission of Matters to a Vote of Security Holders...................................     17
Part II:
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.................     18
Item 6.  Selected Financial Data...............................................................     19
Item 7.  Management's Discussion and Analysis of Operations....................................     21
Item 7A. Quantitative and Qualitative Disclosures..............................................     31
Item 8.  Financial Statements..................................................................    F-1
Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure...   II-1
Part III:
Item 10. Directors and Executive Officers of the Registrant....................................   II-1
Item 11. Executive Compensation................................................................   II-1
Item 12. Security Ownership of Certain Beneficial Owners and Management........................   II-1
Item 13. Certain Relationships and Related Transactions........................................   II-1
Part IV:
Item 14. Exhibits, Financial Statement Schedules...............................................   II-2

      The Company's Annual Meeting of Shareholders is scheduled for 8:00 a.m. (local time) on May 7, 2002 at the Bellevue Club, 11200 SE 6th Street, Bellevue, WA, 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to Shareholders prior to the Annual Meeting.

                                     PART I

Item 1-Business

      This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors Affecting ImageX's Operating Results" below. These factors may cause our actual results to differ materially from any forward-looking statements.

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

Overview

      ImageX, Inc. is the technology market leader in providing online solutions for distributing, managing and producing printed materials. The Company provides Web-enabled printing services dedicated to streamlining the workflow process from design, production, delivery and management of branded communication materials. ImageX's branded service areas provide an Internet-based end-to-end solution to produce printed business communication materials for a variety of customers, focused primarily on medium and large corporations.

      ImageX's services include the following:

      o ImageX Print System (formerly the Corporate Online Printing Center), a customized, secure Web site product suite for medium to large corporate customers providing four product offerings: e-Procure, e-Brand, e-Print and Enterprise. The system reflects the company's focus on quality printing delivered through technology;

      o Extensis graphic-design software including Portfolio media asset manager, Suitcase font manager, and the first ever Web-based digital file-checking software, Preflight Online, and product plug-ins which extend the capability of third-party software products.

General Development of Business

      ImageX, Inc. was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. In 1999, the Company completed its initial public offering, followed by a follow-on offering in early 2000. The Company operates in two business segments: Printing and Related Technology Services (the "Printing" segment) and Software Products and Services (the "Software" segment). Within the Printing segment, the Company operates the following wholly owned subsidiaries which were acquired by the Company during 1999 and 2000: (i) Meadowlands Acquisition Corporation ("Howard Press"), a New Jersey based, full-service printing company providing Fortune 1000 companies with a broad range of printing, publishing and warehousing and fulfillment services; (ii) FA Graphics, Inc. ("FA Graphics"), an Oregon based full-service printing company; and (iii) Image Press, Inc. ("Image Press") a California based print broker. The Company's wholly owned subsidiary, Extensis, Inc. ("Extensis"), based in Portland, Oregon was acquired by the Company in 2000 and comprises the Company's Software segment. The Extensis software product line is used by creative design professionals to create, edit, assemble and manage digital content for print and electronic publishing. During the first quarter of 2001, the Company closed its PrintBid.com marketplace, retaining the technology acquired with PrintBid.com in 1999, for use with the ImageX Print System.

      Since the introduction of the ImageX Print System technology in 1997, our customer and revenue base has grown steadily. Our blue-chip customers include AT&T, Automatic Data Processing (ADP), CB Richard Ellis, GE, Kraft, Merck and Co., Liz Claiborne and many others. As of December 31, 2001, we had 459 employees.

ImageX Products and Services and Segment Information

      The Company identifies operating segments based on product line information, customer base and economic characteristics. The Printing segment includes an aggregation of operations that provide Internet-based e-procurement solutions for printed business materials as well as traditional procurement solutions for printed business materials to corporate customers. The Software segment includes development and sales of graphic design and print file preparation software applications for corporate customers and individuals. The financial results of these segments are included in the notes to the financial statements.

Printing and Related Technology Services:

      Our end-to-end Web-based solutions include several services that address specific customer needs in the print industry workflow. These services streamline and can reduce the cost of the print management procurement, manufacturing and fulfillment processes.

      The ImageX Print System is an enterprise-wide e-procurement solution that enables companies to order, manage and distribute branded communications materials through their own customized, secure Web site that contains a digital catalog of their custom-printed business materials. A user can modify, proof, procure and manage their printed business materials from most Windows-based, Internet-enabled personal computers.

      Our ImageX Print System solution helps customers reduce print procurement costs, streamline processes and control their brands more effectively resulting in rapid delivery of consistent, high-quality printed business materials. Specifically, this system offers our customers the following key features:

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

      o Single Source-Eliminates any need for customers to engage several different printers to supply their printing needs. Individual printers are typically constrained to a limited range of products that can be supported by their equipment. Through our network of commercial printing vendors and four print production owned facilities, we are able to provide a wide range of printed business materials from one source. All printed materials are shipped to the customer in an ImageX branded carton. The ImageX solution is technology-neutral and geography-neutral, aggregating a broad set of printing needs from our customers.

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

      o Streamlined Manufacturing-Eliminates the typesetting process and certain pre-press manufacturing steps by providing our commercial printing vendors with print-ready files that are routed directly to their print manufacturing equipment. This significantly reduces print production costs.

      We operate four printing facilities, one in Oregon and three in New Jersey that supplement our network of commercial printing vendors. In addition to printing items ordered through the ImageX Print System, each of our printing facilities produces custom printed materials ordered through traditional means.

Software Products and Services:

      Extensis develops and supports software and Internet-based services for design and marketing professionals. From design through output, Extensis products and services make the process of creating, editing and managing branded communication materials for print and electronic publishing more productive and efficient. Extensis' award-winning products include Suitcase, the font management solution that helps users find the right font quickly; Portfolio, the digital asset management solution that allows users to efficiently organize and access digital media files; Preflight Online, the Web-based service that allows users to check files for potential printing and prepress errors before submitting them for production; and its plug-in line of products designed to extend the capability and use of third party software products.

Business Strategy

      Our objective is to be the market leader in Web-enabled printing services, dedicated to streamlining the workflow process from the design, production, delivery and management of branded communication materials. In addition, our objective is to maintain our market position in the Software segment. The following are the key components of our strategy:

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

      o Enhance Product and Technology Leadership-We intend to continue our leadership position in both the Printing and Software segments by pursuing technology initiatives designed to enhance our product and service offerings, such as the introduction of our ImageX Channel Marketing System in 2002 and our integration with business-to-business procurement systems like Ariba and Oracle. We consistently research and reassess customer needs and preferences and future trends when developing new products and technologies to achieve customer satisfaction.

Customers and Markets

      Printed business materials, which include promotional marketing materials and general stationery products, are employed throughout business organizations today. Based on data provided by CapVentures, a print industry analysis firm, the amount of these materials printed on an outsourced basis by commercial printers is estimated to be $23 billion in 2001. CapVentures forecasts this market to grow to $33 billion by 2005.

      Our target customers for the ImageX Print System are medium to large companies in major markets nationwide. ImageX Print System's online Fortune 1000 customers totaled 30 at December 31, 2001. Total customers introduced to the ImageX Print System over the past three years reached 369 by the end of the fourth quarter of 2001. In addition to online customers, we also serve customers acquired through acquisition who order printed business materials from us through traditional means. When appropriate for our customers, we convert these customers to our online system. FA Graphics, Image Press and Howard Press, companies acquired by us during the last two years, sold printed business materials to an aggregate of over 700 customers during 2001.

      Extensis markets and sells its products to design and marketing professionals and those involved with brand management. Suitcase is a font management software which helps professionals manage, collect and retrieve a growing library of typefaces used in the design process. Preflight Online enables users to verify a digital file's quality and suitability for print and is sold and marketed to printers, prepress houses, service bureaus, newspapers and publishers. Portfolio enables users to digitally manage collections of digital photos and images and is sold primarily to creative professionals, as well as professional photographers, stock photography agencies, magazines and other publications and corporations that manufacture and sell products.

Sales and marketing

Organization

      We sell the ImageX Print System through our direct sales force. As of December 31, 2001, our ImageX Print System sales and marketing team consisted of 43 employees. Our sales and marketing team at our wholly owned subsidiaries consisted of 14 employees in the Printing segment and 31 employees in the Software segment.

Promotion

      We market the ImageX Print System solution primarily to senior purchasing and marketing executives of our customers. Our solution allows employees and purchasing departments to quickly process their orders for general office materials, such as business cards, stationery and labels, and allow marketing departments to more efficiently provide promotional marketing materials, such as brochures and sell sheets, to their sales organizations, channel partners and customers.

      Extensis software is distributed by a comprehensive network of global resellers in over 35 countries. In North America, products are sold through a combination of direct sales, corporate sales and distribution partners such as Ingram Micro and catalog resellers including CDW, MicroWarehouse, Zones, PC Connection, Creative Computers and authorized value-added resellers. Outside North America, Extensis products are distributed by major distributors in Europe, the Middle East, Australia and the Pacific Rim.

Technology

      The technology behind the ImageX Print System solution is based on an integrated view of the entire print procurement and manufacturing process. Our corporate print procurement solution combines both the print manufacturing process and the customer procurement process into one coherent system, and drives the entire ordering and manufacturing processes. This solution was designed as a scalable manufacturing system to process thousands of printing orders daily. ImageX hosts substantially all elements of the system for all customers and print vendors. Customers use standard Internet browsers to access the system. Every component of the ImageX corporate print procurement solution architecture was chosen with scalability as a primary consideration.

      Extensis produces software based on both the MacOS and Windows operating systems. Extensis products are available in both stand-alone and server-based versions. Preflight Online is an Internet delivered preflighting technology that utilizes an ASP delivery model.

Operations

      The ImageX Print System leverages a network of approximately 20 commercial printing vendors and three operations that we own. At December 31, 2001 our Printing segment operations team consisted of 231 employees located at our wholly owned subsidiaries. Our network of commercial printing vendors includes printers located across the United States, all of which can ship nationwide. A substantial majority of our vendors are small, regional operators. With this network of vendors and our own operating facilities, we are able to deliver printed business materials nationwide and globally. We believe that the ImageX Print System offers improved corporate utilization within our vendor network, direct cost and overhead cost reduction and improved vendor management.

      Production of the Extensis software products primarily involves duplication of the product golden master and the printing of user manuals and packaging materials. Media for our products is in the form of CD-ROMs and is available from multiple sources. We outsource the production of these products. To date, we have not experienced any material difficulties or delays in production of our software products or documentation.

Product Development

      Our future success will depend on our ability to maintain and develop competitive technologies, to continue to enhance our current services, and to develop and introduce new services in a timely and cost-effective manner that meets evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. We have a dedicated product development organization that creates new features and functionality for our existing services, as well as the software that supports new services. The product development team has expertise in database systems, network technology, digital print imaging systems, Internet protocols and security, distributed computing and computer-integrated manufacturing. At December 31, 2001, we had 58 employees engaged in product development, 39 in the Printing segment and 19 in the Software segment. Product development expenses for the Printing segment were $3.8 million, $6.9 million and $7.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. Product development expenses for the Software segment were $3.9 million and $2.8 million for the years ended December 31, 2000 and 2001, respectively.

      A new product to be introduced during the first half of 2002 will target large corporations that possess a need for a comprehensive marketing materials production and distribution solution. This new system will allow customers to simplify and automate the production, management and coordinated distribution of personalized sales and marketing collateral across large geographically dispersed third party sales organizations via a Web-based application.

Intellectual Property

      We rely on intellectual property laws in the United States and other jurisdictions to protect our proprietary rights. We have trademark registrations for the ImageX name in the U.S., European Community, Argentina, Australia, Israel, New Zealand, Norway, Singapore, South Korea, Switzerland and Taiwan. Trademark applications are currently pending in several other countries as well.

      We have been issued one patent relating to conversion of graphic image files within a print system and have received four Notices of Allowance from the U.S. Patent and Trademark Office on additional patent applications relating to the ImageX Print System. We have 81 additional U.S. patent applications pending on technology relating to the ImageX Print System and Extensis technology. We also have taken all reasonable steps to ensure the ownership of all copyrights in our computer software and online materials that we have developed.

Competition

      The market for printed business materials is very competitive. We primarily compete with local and regional commercial printers, which are either independent or owned by print industry consolidators, and with print brokers or other Internet-based print providers. The U.S. commercial printing industry is highly fragmented, with over 31,000 local and regional commercial printers operating nationwide in 2000. These printers aggressively compete for business printing orders in the markets they serve.

      Traditional commercial printers often have long standing relationships with customers. We face challenges in convincing businesses to consider alternatives to their traditional printer. Commercial printers primarily compete on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must effectively compete in each of these areas.

      We also face direct competition from printing services brokers who offer customers a relatively wide variety of products and services and are able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long standing customer relationships.

      We also face competition from other Internet-based companies that offer business printing services, as well as from others that may develop such services in the future. Potential developers of competing electronic commerce services may include consumer printing services providers, office service providers, equipment manufacturers and financial printers and publishers.

      Extensis faces competition from other companies providing graphic-related software and related Internet-based services.

Our Executive Officers

      The name, age and position, as of March 12, 2002, of each of our executive officers is as follows:

Name                    Age                    Position
----                    ---                    --------
Richard P. Begert.....   45      President, Chief Executive Officer and Director
Timothy G. Dowling....   38      Chief Operating Officer
Robin L. Krueger......   51      Chief Financial Officer, Treasurer and Assistant Secretary
Cory Klatt............   33      Chief Technology Officer
Gary Madson...........   49      Vice President of Operations
Mariam J. Naini.......   38      Vice President, General Counsel and Secretary

      Richard P. Begert (age 45) has been President, Chief Executive Officer and a director of ImageX, Inc. since November 1998. From 1993 to 1998, Mr. Begert was Regional President of AT&T Wireless Services (and its predecessor, McCaw Cellular Communications, Inc.), a telecommunications company. From 1986 to 1993, Mr. Begert held various other senior positions at McCaw Cellular. Mr. Begert received his B.A. in business administration from the University of Washington.

      Timothy G. Dowling (age 38), Chief Operating Officer, joined ImageX in April, 2001. Mr. Dowling's background includes 13 years at Intel Corporation in key management positions leading the company's e-commerce efforts. Immediately prior to joining ImageX, Mr. Dowling held the position of vice president, worldwide marketing and product management for PcOrder Software Corporation. In this role, he built and managed the company's profitability strategy, which ultimately led to the successful acquisition of PcOrder by Trilogy Software. Mr. Dowling holds a B.B.A. from the University of Miami.

      Robin L. Krueger (age 51) has been Chief Financial Officer since July 1999 and Treasurer and Assistant Secretary since December 1999. From 1994 to July 1999, Ms. Krueger was Vice President of Finance and Treasurer of Alaska Airlines, Inc. From 1987 to 1994, Ms. Krueger served as Alaska Airlines' Assistant Vice President and Treasurer and from 1984 to 1987 as Assistant Treasurer. Ms. Krueger received her B.B.A. from the University of Washington and her M.B.A. from George Washington University.

      Cory Klatt (age 33) is a co-founder of ImageX and holds the position of chief technology officer. He has spent the last six years pioneering the development of the systems and technology behind the ImageX solution. In 1992, as a partner at Practical Applications, Inc., he created one of the first client/server systems to manage the ordering, imaging, manufacturing and billing of software-compatible forms. Prior to co-founding ImageX, Mr. Klatt managed a team of developers that designed and implemented several of the first e-commerce solutions for Microsoft Corporation.

      Gary Madson (age 49) has been Vice President of Operations since September 2000. Prior to joining ImageX, Mr. Madson was Global Microsoft Business Manager at Zomax, Inc., an outsource service provider to the software industry. Prior to working at Zomax, Mr. Madson was the General Manager of KAO Infosystems, Inc. Mr. Madson holds a B.S. in biological oceanography from the University of Washington.

      Mariam J. Naini (age 38) has been Vice President, General Counsel and Secretary of ImageX, Inc. since November 1999 and Secretary since December 1999. From April 1999 to October 1999, Ms. Naini was an Associate General Counsel at Amazon.com, Inc. From April 1998 to March 1999, she was an Of Counsel with Irell & Manella LLP's Los Angeles, California office. From July 1994 to March 1998, Ms. Naini was a Senior Associate with Morgan, Lewis & Bockius LLP's Washington, D.C. office, and from December 1988 to June 1994, she was an associate with Howrey & Simon LLP's Washington, D.C. office. Ms. Naini received her B.A. degree with honors, in three years, from Wellesley College and a Juris Doctorate degree in 1988 from Georgetown University Law Center.

Employees

      As of December 31, 2001, we had 459 employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of our employees are represented by a labor union, and we consider our labor relations to be good. We believe our success depends to a significant extent on our ability to attract, motivate and retain highly skilled management and employees. To this end, we focus on incentive programs such as employee stock options, competitive compensation and benefits for our employees.

Annual Meeting

      The Company's Annual Meeting of Shareholders is scheduled for 8:00 a.m. (local time) on May 7, 2002 at the Bellevue Club, 11200 SE 6th Street, Bellevue, WA, 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to Shareholders prior to the Annual Meeting.

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

      We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of December 31, 2001, we had an accumulated deficit of $121.2 million. We have experienced a revenue decline in recent periods. Our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

      If we are unable to continue to increase our revenues and operating margins, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to eventually become profitable.

      We May Be Unable To Meet Our Future Capital Requirements And Execute On Our Business Strategy. Because we are not currently generating sufficient cash to fund operations, we may need to raise additional capital in the future, in order to fund our operations and pursue our growth strategy. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2002. However, our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. As a result, we cannot predict with certainty the timing or amount of our future capital needs. If our capital requirements vary materially from those currently planned; we may require additional financing sooner than anticipated. We have no commitments for additional financing, and there can be no assurance that we will be successful in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy.

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

      To Obtain New Customers, We Must Overcome Long Standing Customer Relationships And Long Sales Cycles. Many of the potential customers that we pursue through our direct sales process have long standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our system, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX online print system. The period between initial contact and the purchase of our products through our online system is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two and twelve weeks, but for large customers, the sales cycle may require more than one year.

      A substantial majority of our revenue is derived from customers that we obtained through acquisitions of print providers. A significant portion of this revenue is currently generated through traditional offline orders rather than through our online procurement system. In order for our business to be successful, we must increase the percentage of our revenue from online ordering while increasing our revenue in absolute terms. There can be no assurance that we will be able to convert acquired customers fast enough to accomplish this. Furthermore, we have historically made acquisitions using our common stock as a major portion of the consideration. With the recent closing price of our common stock, it becomes impractical to use it for such acquisitions. Additionally, with the current state of capital markets, we are cognizant of our need to conserve cash. These factors together make it more difficult for us to obtain additional customers through acquisitions.

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

      If Businesses Do Not Accept The Internet As A Means Of Procuring Printed Business Materials, Our Business May Not Grow Toward Profitability. For us to succeed, the Internet must continue to be adopted as an important means of buying and selling products and services. Even if the Internet is widely adopted for business procurement, it may not achieve broad market acceptance for printing services procurement.

      We have expended, and will continue to expend, significant resources educating potential customers about our services, capabilities and benefits. We may not be successful in achieving market acceptance of the ImageX Print System or in achieving significant market share before competitors offer products, applications or services with features similar or superior to our current or proposed offerings.

      If We Are Unable To Compete Successfully Against Traditional Printing Companies Or Other Businesses Offering Internet-Based Printing Services, Our Business May Not Succeed. The market for printed business materials is intensely competitive. We compete primarily with local and regional printers, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 31,000 local and regional commercial printers operating nationwide in 2000. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

      Traditional commercial printers often have long standing relationships with customers. We face substantial challenges in convincing businesses to consider alternatives to their traditional printers. In addition, printers typically have extensive local sales forces that regularly canvas and solicit businesses in the areas they serve. Commercial printers primarily compete on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must effectively compete in each of these areas.

      We also face substantial competition from printing services brokers and companies that contract with businesses to select and procure printing services from a variety of printers. Brokers are able to offer customers a relatively wide variety of products and services, and are often able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long standing customer relationships and extensive local direct sales forces.

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

      Difficulties With Third-Party Services And Technologies Could Disrupt Our Business And Undermine Our Reputation. Our success in attracting and retaining customers and convincing them to increase their reliance on our Internet-based printing services depends on our ability to offer customers reliable, secure and continuous service. This in turn requires us to ensure continuous and error-free operation of our systems and network infrastructure. We rely on third-parties to provide key components of our networks and systems. For instance, we rely on a third-party Internet services provider for the high-speed connections that link our Web servers and office systems to the Internet. We also rely on third-party communications services providers to provide secure connections to relay customer order information to our network of commercial printing vendors.

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

      Possible Infringement Of Intellectual Property Rights Could Harm Our Business. Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of our intellectual property rights, as well as those of other companies in the Internet industry is unknown. We currently have been issued one patent and four Notices of Allowance on our patent filings. We have 81 additional U.S. patent applications pending. However, we cannot be certain that any of the remaining patent applications will result in issued patents.

      Moreover, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of the proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third-party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology.

      Our Articles Of Incorporation And Bylaws And Washington Law Contain Provisions That Could Discourage A Takeover. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third-party to obtain control of ImageX, even if doing so might be beneficial to our shareholders.

      The Market Price Of Our Common Stock Has Been And May Continue To Be Volatile, Which Could Result In Losses For Security Holders and Our Securities May Be Delisted From The NASDAQ National Market Due To An Insufficient Minimum Bid Price. The trading price of our common stock has historically been highly volatile. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

      o     General economic conditions;
      o     Changes in interest rates;
      o     Conditions or trends in the Internet and the e-commerce industry;

      o Fluctuations in the stock market in general and market prices for Internet-related companies in particular;
      o     Actual or anticipated variations in our quarterly operating results;
      o Changes in financial estimates by us or securities analysts and recommendations by security analysts
      o Changes in capital structure, including issuance of additional debt or equity to the public

      The closing price of our common stock on December 31, 2001 was $.73 per share. NASDAQ National Market generally requires listed issuers to maintain a minimum bid price of $1.00, and may delist an issuer whose share price falls below that threshold for an extended period of time. If we are unable to meet the minimum listing requirements, we may be subject to delisting from the NASDAQ National Market and our stock price may decline as a result.

      Our Revenues Are Attributable to A Small Number of Customers; The Loss of Any One of Which Could Harm Our Financial Results. We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future, however, no single customer accounted for more than 10% of revenues in 2001. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Our Operations May Be Adversely Affected By Unanticipated World Events Such As The Events Of September 11, 2001. No Company employees were lost or injured, and no Company properties or records were damaged, as a result of the terrorist attacks that occurred in the United States on September 11, 2001. However, many of our significant customers were directly impacted and therefore, we saw a material drop off in our order activity. Additionally, we rely on the U.S. Postal Service and other common carriers to receive and deliver orders. The recent terrorist attacks and anthrax contamination disrupted deliveries. The national and international responses to terrorist attacks and the potential for future terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. At this time, it is not possible to predict the long-term impact of these events, or the domestic and foreign response, on either our industry as a whole or on our operations and financial condition in particular. Our operations are vulnerable to interruption by fire, earthquake, power loss, computer viruses, telecommunications failure, terrorist attacks, wars and other events beyond our control which could adversely affect the Company's future operating results and financial condition.

      Extensis is Dependent On The Mac Operating System And Can Be Adversely Effected By Market Developments That Are Adverse to Mac As Well As By Delays Caused By Extensis' Failure to Develop And Introduce New Products That Respond to Rapidly Evolving Industry Standards. Although Extensis sells products for both the Mac and Microsoft Windows operating systems, a substantial portion of Extensis' revenues are derived from sales of products that are designed to work with the Mac operating system and are primarily marketed to Mac users. As a result, sales of Extensis products would be materially affected by market developments adverse to Mac based products, or Mac's decision to introduce or acquire products that compete directly with Extensis products. In this regard, Extensis' future success will depend on its ability to enhance its current products, to develop new products that meet changing customer needs on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes brought on by both Mac and Microsoft's Windows operating systems. Any failure by Extensis to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's operating results and financial condition.

Item 2-Properties

      We are headquartered in Kirkland, Washington, where, as of December 31, 2001, we leased 44,091 square-feet of office space, pursuant to a lease that expires on December 31, 2004. On January 28, 2002, this lease was amended, so as to reduce our lease and related payments by approximately $1.7 million. This amendment specifically reduced the leased space to 27,722 square-feet for the lease term. In return, the building owner received a payment of approximately $667,000 through a partial draw down on an existing $1.6 million Letter of Credit being held by the owner under the original lease.

      Extensis currently has a lease on approximately 18,025 square-feet of office space in Portland, Oregon that expires on April 30, 2002.

      FA Graphics leases approximately 50,000 square-feet for production facilities in Tualatin, Oregon pursuant to a lease that expires June 30, 2006 and 15,000 square-feet for production facilities in Union, New Jersey pursuant to a lease that expires October 31, 2003. Howard Press currently leases approximately 109,104 square-feet of production and office space in Linden, New Jersey and Roselle, New Jersey pursuant to leases expiring March 31, 2003 and 67,522 square-feet of warehouse space pursuant to a lease expiring March 31, 2002. Image Press currently leases approximately 5,000 square-feet of office space in San Leandro, California pursuant to a lease that expires July 31, 2004.

Item 3-Legal Proceedings

      We are involved from time to time in claims and proceedings arising in the ordinary course of business. We are not currently involved in any claim or proceeding, which we believe will alone, or in the aggregate with all other such claims, have a material adverse effect on our financial position or results of operations.

Item 4-Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

2000 Fiscal Year                                       High                 Low
----------------                                       ----                 ---
First Quarter ..........................              $40.00              $17.13
Second Quarter .........................               16.11                5.27
Third Quarter ..........................                8.38                3.91
Fourth Quarter .........................                4.13                0.97

2001 Fiscal Year
----------------
First Quarter ..........................              $ 4.38              $ 0.94
Second Quarter .........................                1.99                0.73
Third Quarter ..........................                1.40                0.53
Fourth Quarter .........................                1.05                0.50

      On March 7, 2002, the Company had 417 shareholders of record. The last reported sale price per share on March 7, 2001 was $0.85.

      We have never paid dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate declaring or paying cash dividends in the foreseeable future.

Item 6-Selected Financial Data

      You should read the following selected financial data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes of ImageX. Historical results are not necessarily indicative of future results.

                             SELECTED FINANCIAL DATA
                 (In thousands, except share and per share data)

                                                                             Year Ended December 31,
                                                        --------------------------------------------------------------------
                                                          1997        1998(2)       1999(3)         2000(4)         2001
                                                        ---------    ---------    -----------    ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues ...........................................    $      87    $     968    $    11,499    $     50,731   $     56,469
Cost of revenues ...................................          100          998          8,541          33,963         37,001
                                                        --------------------------------------------------------------------

Gross profit (loss) ................................          (13)         (30)         2,958          16,768         19,468
                                                        --------------------------------------------------------------------

Operating expenses:
    General and administrative .....................        1,285        3,549         11,002          25,470         25,633
    Sales and marketing ............................        1,018        2,207          6,765          24,942         17,109
    Product development ............................        1,316        2,750          3,770          10,828         10,233
    Amortization of unearned compensation ..........           --          380          2,284           1,681            463
    Amortization of goodwill and other intangibles .           --           --            213           3,964          6,779
    In-process research and development ............           --           --             --           1,062             --
                                                        --------------------------------------------------------------------

          Total operating expenses .................        3,619        8,886         24,034          67,947         60,217
                                                        --------------------------------------------------------------------

Loss from operations ...............................       (3,632)      (8,916)       (21,076)        (51,179)       (40,749)
Other income (expense), net ........................           62          (48)           241           3,724            847
                                                        --------------------------------------------------------------------

Net loss ...........................................       (3,570)      (8,964)       (20,835)        (47,455)       (39,902)
Preferred stock accretion ..........................           --         (221)           (84)             --             --
                                                        --------------------------------------------------------------------

Net loss used in calculating net loss per share ....    $  (3,570)   $  (9,185)   $   (20,919)   $    (47,455)  $    (39,902)
                                                        ====================================================================

Basic and diluted net loss per share (1) ...........    $  (14.14)   $  (12.25)   $     (3.07)   $      (2.02)  $      (1.39)
                                                        ====================================================================

Shares used in computation of basic and diluted net
loss per share (1) .................................      252,425      749,987      6,805,098      23,534,359     28,783,336
                                                        ====================================================================

                                                                                   December 31,
                                                        ---------------------------------------------------------------------
                                                          1997         1998(2)        1999(3)         2000(4)         2001
                                                        -------       --------       --------       ---------       ---------
BALANCE SHEET DATA:
Cash and cash equivalents ........................      $   186       $    967       $ 18,257       $  40,420       $  17,375
Working capital (deficit) ........................         (616)          (293)        18,053          47,386          18,592
Total assets .....................................          938          2,469         35,668         136,306          92,999
Notes payable ....................................          300            907             --           8,800           5,000
Mandatorily redeemable convertible preferred stock        3,459         11,350             --              --              --
Accumulated deficit ..............................       (4,033)       (12,997)       (33,832)        (81,287)       (121,189)
Total shareholders' equity (deficit) .............       (3,642)       (10,887)        30,774         117,106          82,582

----------

(1) See Note 1 to ImageX Financial Statements for an explanation of the method used in computing basic and diluted net loss per share.

(2) During December 1999, ImageX acquired PrintBid.com. The acquisition was accounted for under the pooling-of-interest method and all consolidated financial statements of ImageX have been restated to include the results and balances of PrintBid.com for all periods presented.

(3) The 1999 results include the post-acquisition operations of FA Graphics and Image Press, which ImageX acquired in April 1999 and September 1999, respectively. See Note 13 to ImageX's financial statements.

(4) The 2000 results include the post-acquisition operations of Extensis and Howard Press, both of which ImageX acquired in June 2000. See Note 13 to ImageX's financial statements.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

      When you read this section of our Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this report. The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements we make in this Form 10-K, other than statements of historical fact, are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the section entitled "Risk Factors Affecting ImageX's (formerly ImageX.com) Operating Results" in Item 1 of this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward-looking statements, except as required by the securities laws.

Overview

      ImageX provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. The Company operates in two business segments: Printing and Related Technology Services (the "Printing" segment) and Software Products and Services (the "Software" segment). We derive substantially all our revenues from the e-procurement and sale of printed business materials and software products and services, which include graphic design and print file preparation software applications. The Company's accomplishments during the year ended December 31, 2001 included the following:

      o Major cost savings measures implemented. During the year, the Company reduced its staff by approximately 44%. Total operating expenses declined by $7.7 million or approximately 11% compared to 2000. Total cash used by operating activities declined by $15.5 million or approximately 41% compared to 2000.
      o ImageX Print System added customers. Fortune 1000 customers using the ImageX Print System increased to 35 customers from 32 at December 31, 2000. Total customers introduced to the ImageX Print System over the past four years reached 369 by the end of 2001, reflecting an addition of 38 new corporate relationships.
      o New Web sites, new products and order volume. During the year, 57 new customized corporate Web sites went live and 2,642 new products were set up on customer Web sites. Order volume for the year ended December 31, 2001 was over 201,000 items, an increase of 77% compared to the prior year.
      o Upgrades to ImageX Print System. Version 8.0 of the core user interface of the ImageX Print System was fully implemented with customers during the first quarter of 2001. The new version provides improved shipment tracking, online customer service and more intuitive navigation through customized corporate web sites.
      o Upgrades to software products. Extensis introduced new versions of several existing products. Upgrades to the Suitcase product line included the following features: font auto-activation, powerful access features for pre-press professionals and support of Macintosh OS X. Additionally, a server product was added to the Suitcase product line. Upgrades to the Preflight Online in-line file checking and delivery service provided additional file support and specific digital delivery options designed for newspapers, printers, publishers and pre-press houses. In addition, Extensis updated all existing proprietary Photoshop plug-ins to support Photoshop 6.0.
      o New equity investment. A private placement of $4.9 million of common equity and warrants was completed in the second quarter of 2001.

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues. Historical periods have been restated to reflect our acquisition of PrintBid.com in December 1999, which was accounted for using the pooling-of-interest method.

                      SELECTED STATEMENT OF OPERATIONS DATA

                                                                             Year Ended December 31,
                                                              ------------------------------------------------------
                                                               1997         1998        1999        2000        2001
                                                              ------        ----        ----        ----        ----
Revenues ...............................................         100%        100%        100%        100%        100%
Cost of revenues .......................................         115         103          74          67          66
                                                              ------------------------------------------------------

Gross margin ...........................................         (15)         (3)         26          33          34
                                                              ------------------------------------------------------

Operating expenses:
    General and administrative .........................       1,474         367          96          50          45
    Sales and marketing ................................       1,167         228          59          49          30
    Product development ................................       1,509         284          33          22          18
    Amortization of unearned compensation, goodwill, and
       other intangibles ...............................          --          39          22          11          13
    In-process research and development ................          --          --          --           2          --
                                                              ------------------------------------------------------
          Total operating expenses .....................       4,150         918         210         134         106
                                                              ------------------------------------------------------

Loss from operations ...................................      (4,165)       (921)       (184)       (101)        (72)
Other income (expense), net ............................          71          (5)          2           7           1
                                                              ------------------------------------------------------
Net loss ...............................................      (4,094)%      (926)%      (182)%       (94)%       (71)%
                                                              ======================================================

      We have incurred significant net losses since our inception. As of December 31, 2001, we had accumulated a deficit of $121.2 million. Our limited operating history and the uncertain and emerging nature of our market make it difficult to assess our prospects or predict our future results of operations. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

Revenues

      The Company's printing products include business cards, general office products and marketing and promotional materials. In the ImageX Print System and through its wholly owned subsidiaries, Image Press, Inc. ("Image Press"), FA Graphics, Inc. ("FA Graphics"), and Meadowlands Acquisition Corporation ("Howard Press"), the Company generally recognizes printing revenues when orders are shipped to the customer and when the Company has fulfilled all of its contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System are deferred and recognized over the estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the maintenance contract period, typically 12 months. We charge customers for printed products they order in accordance with customer-specific pricing arrangements negotiated with each customer. In the commercial printing industry, prices tend to move in correlation with paper prices. We generally have been able to pass fluctuations in paper pricing through to our customers, although this cannot be assured in the future. We also offer volume discounts to customers, which we expect will continue. Orders are fulfilled through our network of approximately 20 vendors and our own three operating facilities and are shipped directly to customers under the ImageX brand.

      In 2000, the Company acquired Extensis, Inc. ("Extensis") and began selling software products and services. We sell software products and services to distributors, resellers, end user customers and to some distributors that reproduce, localize, and package our products. The revenue from these sales is recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. We generally provide distributors and resellers a sixty-day right of return. A provision is recorded for estimated product returns.

      Our customers include a wide variety of businesses, from Fortune 1000 companies to medium size companies. A substantial portion of our revenues has been derived from customers that have come to ImageX by means of our acquisitions in 1999 and 2000.

(in thousands)                                                Year Ended December 31,
                               -----------------------------------------------------------------------------------
                                             %                      %         %                      %         %
                                 1999      Total       2000       Total    Growth       2001       Total    Growth
                               -------     -----      -------     -----    ------      -------     -----    ------
Revenues:
   Printing segment            $11,499      100%      $41,861       83%      264%      $44,423       79%       6%
   Software segment                 --       --         8,870       17       100        12,046       21       36
                               -------      ---       -------      ---                 -------      ---
           Total revenues      $11,499      100%      $50,731      100%      341%      $56,469      100%      11%
                               =======      ===       =======      ===                 =======      ===

      The increase in revenues in fiscal 2000 compared to fiscal 1999 in the Printing segment was primarily attributable to revenues generated by wholly owned subsidiaries acquired during 1999 and 2000. FA Graphics and Image Press were acquired during 1999 and Howard Press was acquired in 2000. Revenues for fiscal 1999 include less than 12 months of revenue for FA Graphics and Image Press, whereas revenues for fiscal 2000 include 12 months of revenues for FA Graphics and Image Press. Additionally, the increase in revenues in fiscal 2000 was also due to an increase in the number of customers using the ImageX Print System from 195 to 331, and to an increase in business from existing customers. The increase in revenues in fiscal 2000 compared to fiscal 1999 in the Software segment was attributable to revenues generated by our wholly owned subsidiary, Extensis, which was acquired in June 2000.

      The increase in revenues in fiscal 2001 compared to fiscal 2000 in the Printing segment was primarily attributable to revenues generated by Howard Press, which was acquired in 2000. Revenues for fiscal 2000 include less than 12 months of revenues for Howard Press, whereas revenues for fiscal 2001 include 12 months of revenues for Howard Press. In addition, revenues increased as a result of an increase in the number of customers introduced to the ImageX Print System from 331 to 369, and an increase in the number of products sold to existing customers. The increase in revenues in fiscal 2001 compared to fiscal 2000 in the Software segment was attributable to revenues generated by Extensis. Revenues for fiscal 2000 include less than 12 months of revenues for Extensis, whereas revenues for fiscal 2001 include 12 months of revenues for Extensis. Management anticipates that revenue growth in both business segments will be rather modest to flat in 2002 due to a slow economy in the first half of 2002. Management expects the economy and our business to recover somewhat in the second half of 2002. However, our revenue has been volatile over the last few quarters and future trends are difficult to predict. Actual results may be materially different than we predict and may even decline.

      Gross Profit

      For products sold through our ImageX Print System that are produced by our network of vendors, gross profit is calculated as the selling price of a specific product (including freight) less the price our vendor charges us for printing and freight costs. For products sold through our ImageX Print System that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight), less manufacturing costs, freight costs and certain allocated overhead. For software products, gross profit is the selling price less manufacturing costs, royalties and amortization of acquired technology.

(in thousands)                           For the Years Ended December 31,
                             ------------------------------------------------------
                              1999         2000        Change      2001      Change
                             ------       -------      ------     -------    ------
Gross profit:
    Printing segment         $2,958       $ 9,171       210%      $ 9,741       6%
    Software segment             --         7,597       100         9,727      28
                             ------       -------                 -------
           Gross profit      $2,958       $16,768       467%      $19,468      16%
                             ======       =======                 =======

Gross margin:
    Printing segment             26%           22%                     22%
    Software segment             --            86                      81

      Gross profit increased in both the Printing segment and the Software segment in fiscal 2000 compared to fiscal 1999. The increase in gross profit was primarily attributable to the acquisition of FA Graphics and Image Press in 1999 and Howard Press and Extensis in 2000. Gross margin decreased in the Printing segment in fiscal 2000 compared to fiscal 1999 due to the acquisition of Howard Press which has a lower gross margin than our other wholly owned subsidiaries.

      Gross profit increased in both the Printing and Software segments in fiscal 2001 compared to fiscal 2000. The increase was attributable to the acquisition of Howard Press and Extensis. Gross margin in the Software segment decreased due to amortization of technology acquired in the acquisition of Extensis. In 2002, management expects gross margin in both business segments to remain consistent with those experienced in 2001.

      Operating Expenses

      Our business incurs operating expenses in three broad expense categories: general and administrative, sales and marketing, and product development. During 2000, expenses in all three categories increased significantly compared to fiscal 1999 due to acquisitions, expansion of the sales force, and our focus on building the ImageX Printing System and an infrastructure suitable for future growth. During 2001, the Company reduced its staff by 44% and implemented non-staff cost reductions. These cost reduction initiatives resulted in a decrease in operating expenses of $7.7 million compared to 2000. In the future, we intend to focus on increasing our revenue base and scalability by acquiring new customers, increasing revenues from existing customers, and improving efficiencies. Our future viability and success will depend on our ability to achieve these objectives. We believe that cost-reduction initiatives implemented throughout 2001 and during the first quarter of 2002 will reduce our operating expenses both on an absolute dollar basis and as a percentage of sales in 2002 compared to 2001.

      General and Administrative Expenses

(in thousands)                              For the Years Ended December 31,
                                -------------------------------------------------------
                                 1999          2000        Change      2001      Change
                                -------       -------      ------     -------    ------
General and administrative      $11,002       $25,470       132%      $25,633      1%
Percentage of revenues              96%           50%                     45%

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel, as well as depreciation and amortization on property and equipment excluding machinery, outside professional services and facilities related expenses. The increase in general and administrative expenses in fiscal 2000 compared to fiscal 1999 was primarily due to our hiring additional executive, finance, administrative and information technology personnel to support the growth of our business and acquisitions, and additional depreciation, professional fees and office expenses in both the Printing and Software segments.

      The slight increase in general and administrative expenses in fiscal 2001 compared to 2000 was primarily due to an increase in the Software segment of $3.6 million offset by a decrease in the Printing segment of $3.4 million. The increase in the Software segment was primarily the result of including a full 12 months of Extensis, which was acquired in June 2000. The decrease in the Printing segment was attributable to the cost-reduction initiatives begun in the first quarter of 2001, which significantly reduced compensation expense and related contractor and consulting fees, net of a $1.7 million loss on disposal of property and equipment, primarily internally developed software, incurred as a result of closing the PrintBid.com marketplace in March 2001.

      Sales and Marketing Expenses

(in thousands)                          For the Years Ended December 31,
                            -------------------------------------------------------
                             1999          2000       Change       2001      Change
                            ------       -------      ------     -------     ------
Sales and marketing         $6,765       $24,942       269%      $17,109      (31)%
Percentage of revenues         59%           49%                     30%

      Sales and marketing expenses consist primarily of salaries and related benefits for sales, marketing, customer service and technical support personnel, advertising expenses, marketing expenses and travel expenses. The increase in sales and marketing expenses in 2000 compared to 1999 was due to an increase in the Printing segment of $11.9 million and an increase in the Software segment of $6.3 million. The increase in the Printing segment resulted primarily from our acquisitions, expanding the number of our sales regions from 15 to 23 during 2000, hiring new sales representatives and marketing personnel, and increased promotion and public relations expenses. The increase in the Software segment in 2000 compared to 1999 was due to the acquisition of Extensis.

      The decrease in sales and marketing expenses in 2001 compared to 2000 was primarily due to a decrease in expenses in the Printing segment. The decrease in the Printing segment included a $4.7 million reduction in compensation expense due to a reduction in staffing, a $2.3 million decrease in advertising expenses and a $1.1 million decrease in travel, telephone and other employee related expenses. Sales and marketing expenses in the Software segment increased in 2001 compared to 2000 by $300,000 primarily due to an increase in promotion and advertising expenses.

      Product Development Expenses

(in thousands)                        For the Years Ended December 31,
                            -------------------------------------------------------
                             1999         2000        Change      2001       Change
                            ------       -------      ------     -------     ------
Product development         $3,770       $10,828       187%      $10,233      (5)%
Percentage of revenues         33%           21%                     18%

      Product development expenses consist primarily of salaries and benefits for developers, product managers, quality assurance personnel and payments to outside contractors for programming services. The increase in product development expenses during 2000 compared to 1999 was due to increases of $4.2 million in the Printing segment and $2.8 million in the Software segment. The increase in the Printing segment was due to increased salary and benefit related expenses from hiring new personnel and contractors. The increase in the Software segment was due to the acquisition of Extensis.

      The decrease in product development expenses in 2001 compared to 2001 is due entirely to staff reductions implemented in the second quarter of 2001 in the Printing segment. Product development expense in the Software segment during 2001 was approximately the same as in 2000.

      Amortization of Unearned Compensation, Goodwill and Other Intangibles

      Amortization consists of the amortization of unearned compensation, goodwill and other intangible assets. The amortization of unearned compensation is a result of recording the difference between the fair value of our common stock at the date of grant and the exercise or purchase price of such securities, as applicable. The unearned compensation is amortized over the remaining vesting period of the applicable stock or options. The amortization of goodwill and other intangible assets is a result of the acquisitions of FA Graphics and Image Press in 1999 and Extensis and Howard Press in 2000. As of December 31, 2001, goodwill and other intangible assets are amortized over periods ranging from 3 to 10 years. Upon adoption of SFAS No. 142 in January 2002, we discontinued amortization of goodwill. The Company has not yet completed its analysis of the impact of adopting SFAS No. 142 on its results of operations and financial position. If we determine that goodwill is impaired, there could be a significant impact on our financial condition and results of operations upon adoption of this standard.

      The amortization of unearned compensation was $2.3 million and $1.7 million for the years ended December 31, 1999 and 2000, respectively, representing a decrease of $0.6 million, or 26%. This total unearned compensation amount represents the difference between the fair value of our common stock for accounting purposes at the date of grant and the exercise or purchase price of such securities, as applicable. The unamortized portion of this total unearned compensation amount is reflected as a reduction of shareholders' equity and will be amortized over the remaining vesting period of the applicable stock or options. The unearned compensation is being amortized over the vesting period of the individual options, generally four years, using an accelerated method. Unearned compensation is only attributable to the Printing segment.

      The amortization of unearned compensation was approximately $1.7 million and $463,000 for the years ended December 31, 2000 and 2001, respectively, representing a decrease of $1.2 million, or 73%. The decrease was primarily attributable to staff reductions that resulted in reversing amortization previously recognized. We expect that the amortization of unearned compensation will decrease in the future due to the accelerated amortization method being used.

      The amortization of goodwill and other intangibles was $213,000 and $4.0 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $3.8 million. The intangible assets being amortized result primarily from acquisitions in 1999 and 2000. Total amortization expense in the Printing segment was $213,000 in 1999 compared to $1.3 million in 2000. Total amortization expense in the Software segment was zero in 1999 and $2.7 million in 2000.

      The amortization of goodwill and other intangibles was $4.0 million and $6.8 million for the years ended December 31, 2000 and 2001, respectively, representing an increase of $2.8 million. Total amortization expense in 2001 included $1.9 million from the Printing segment and $4.9 million from the Software segment. The increase in amortization expense in 2001 compared to 2000 was due to including a full 12 months of amortization expense related to goodwill and other intangibles acquired with Howard Press and Extensis in 2000.

Other Income (Expense), Net

      Other income, net, consists primarily of interest income. Other income was $241,000 and $3.7 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $3.5 million. The increase in other income primarily resulted from interest on the proceeds of our initial public offering in August 1999 and follow-on offering in February 2000.

      Other income was $3.7 million and $0.8 million for the years ended December 31, 2000 and 2001, respectively, representing a decrease of $2.9 million. The decrease in interest income, net, is due primarily to the decrease in the cash and cash equivalents balance during the year and increased interest expense.

Income Taxes

      No provision for federal income taxes has been recorded to date because we have incurred net operating losses from inception through December 31, 2001. As of December 31, 2001, we had approximately $101.4 million of net operating loss carryforwards for federal income tax purposes, expiring in 2010 through 2021. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance for net deferred tax assets has been recorded.

Net Loss

      The net loss was $20.8 million and $47.5 million for the years ended December 31, 1999 and 2000, respectively, representing an increase of $26.7 million, or 128%. The change in net loss for the year ended December 31, 2000 consisted of an increase of $20.3 million in the net loss for the Printing segment and an increase of $6.4 million net loss in the Software segment. This change was due to reasons noted above in revenues and operating expenses.

      The net loss was $47.5 million and $39.9 million for the years ended December 31, 2000 and 2001, respectively, representing a decrease of $7.6 million, or 16%, over the prior year. The change in net loss for the year ended December 31, 2001 consisted of an increase of $2.7 million in the net loss for the Software segment and a decrease of $10.3 million in the Printing segment. This change was due to reasons noted above in revenues and operating expenses.

Liquidity and Capital Resources

      As of December 31, 2001, we had cash and cash equivalents of $17.4 million, representing a decrease of $23.0 million from December 31, 2000. Our working capital at December 31, 2001 was $18.6 million, compared to $47.4 million in December 31, 2000.

      Net cash used in operating activities was $21.8 million, $37.3 million and $17.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The operating cash outflows were primarily attributable to significant expenditures on product development, sales and marketing, and general and administrative expenses, all of which led to operating losses.

      Net cash used in investing activities was $2.5 million for the year ended December 31, 2001 and primarily consisted of purchases of property and equipment. Net cash used in investing activities was $44.1 million and $11.6 million for the years ended December 31, 2000 and 1999, respectively, and consisted primarily of acquisitions described elsewhere and capital expenditures, including equipment and software.

      Net cash provided by financing activities for the year ended December 31, 2001 was $1.3 million. It primarily consisted of inflows from short-term borrowings of $5 million and the sale of common stock through private placement of $4.9 million, offset by the repayment of $8.8 million in debt. Net cash provided by financing activities was $103.6 million for the year ended December 31, 2000 and consisted primarily of $101.4 million in net proceeds from the issuance of common stock in our follow-on offering. Net cash provided by financing activities was $46.2 million for the year ended December 31, 1999 and was primarily from the issuance of convertible preferred stock and net proceeds from our initial public offering in August 1999. Our line of credit requires that we maintain a minimum balance of cash and cash equivalents of $3.5 million. If our cash balances fall below $3.5 million, the line may not be available to us.

      Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2002. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. In addition, any future funding may dilute the ownership of our shareholders. Our stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ National Market.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      o     Revenue recognition. We derive revenue primarily from two sources
            (i) the sale of printed business materials, service revenues from Web site creation and maintenance fees, and (ii) the sale of software licenses. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

            The Company generally recognizes printing revenues when orders are shipped to the customer and when the Company has fulfilled all of its contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System are deferred and recognized over the life of the customer relationship which is estimated by management. Incremental direct costs for creating such Web sites are estimated by management and deferred over the same period. Web site maintenance fees are recognized over the maintenance contract period, typically 12 months.

            The Company generally recognizes software revenue when persuasive evidence of a contract with a customer exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. We generally provide distributors and resellers a sixty-day right of return. Management records a provision for estimated product returns. At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed and determinable and whether or not collection is reasonably assured. Significant management judgments and estimates must be made and used in connection with establishing the sales return provision, in assessing whether a fee is fixed or determinable and in determining whether a fee is collectible in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

      o Allowance for doubtful accounts. Our management must estimate the uncollectibility of our accounts receivable. Management analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expenses for any period if management made different judgments or utilized different estimates.

      o Capitalized internally developed software. We capitalize internally developed software costs subsequent to establishing technological feasibility of a project. Such costs are amortized over the projects useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Material differences may result in the amount and timing of our depreciation expense for any period if management made different judgments or utilized different estimates.

      o Valuation of acquired businesses and assets. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that materially affect our financial condition and results of operations.

      o Impairment of long-lived assets, goodwill and other intangibles. Property and equipment, goodwill, identifiable intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired. In 2002, we will assess the impairment of goodwill in connection with the adoption of SFAS 142. At such time, the Company may record an impairment charge upon completion of the initial impairment review. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Impact of Recently Issued Accounting Standards

      On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company was January 1, 2002. While the Company has not yet completed its analysis of the impact of adopting SFAS No. 142, if we decide that impairment exists, there could be a material adverse impact on the Company's results of operations and financial position.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be June 1, 2002 and the Company is assessing what the impact of SFAS No. 143 will be on its results of operations and financial position.

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption date for the Company was January 1, 2002 and the

Company is assessing what the impact of SFAS No. 144 will be on its results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not use any derivative instruments.

      The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our $5 million short-term loan bears interest at 4.75% and is scheduled for repayment in December, 2002. Related expense would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

      All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2001.

Item 8-Financial Statements

      Financial statements of ImageX, Inc. are as follows

                                                                                                                  Page
                                                                                                                  ----
Report of PricewaterhouseCoopers LLP, independent accountants...................................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001....................................................   F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001......................   F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 1999, 2000 and 2001..............   F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001..   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001......................   F-6
Notes to Consolidated Financial Statements......................................................................   F-7
Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000 and 2001........   S-1

                        Report of Independent Accountants

To the Board of Directors and Shareholders of ImageX, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ImageX, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 4, 2002

                                  IMAGEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     December 31,    December 31,
                                                                         2000            2001
                                                                     ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ....................................    $  40,420       $  17,375
    Accounts receivable (net of allowance for doubtful accounts
       and returns of $1,403 and $924, respectively) .............       12,250           8,062
    Inventories ..................................................        3,726           2,935
    Prepaid expenses .............................................        1,390             637
                                                                      ---------       ---------
       Total current assets ......................................       57,786          29,009
Restricted cash ..................................................        2,412           1,600
Property and equipment, net ......................................       22,748          16,493
Goodwill (net of accumulated amortization of $2,589 and $7,757,
    respectively) ................................................       41,658          37,022
Other intangible assets, net .....................................       11,702           8,875
                                                                      ---------       ---------
       Total assets ..............................................    $ 136,306       $  92,999
                                                                      =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................    $   5,519       $   2,485
    Short-term note payable ......................................           --           5,000
    Accrued liabilities ..........................................        4,881           2,932
                                                                      ---------       ---------
       Total current liabilities .................................       10,400          10,417
Notes payable ....................................................        8,800              --
                                                                      ---------       ---------
       Total liabilities .........................................       19,200          10,417
                                                                      ---------       ---------

Commitments and contingencies (Note 11)

Shareholders' equity:
    Common stock, $0.01 par value; 70,000,000 shares authorized;
       26,557,287 and 30,876,424 shares issued and outstanding,
       respectively                                                         265             309
    Additional paid-in capital                                          199,092         203,598
    Unearned compensation                                                  (837)            (84)
    Accumulated other comprehensive loss                                    (27)             --
    Notes receivable from shareholders                                     (100)            (52)
    Accumulated deficit                                                 (81,287)       (121,189)
                                                                      ---------       ---------
       Total shareholders' equity                                       117,106          82,582
                                                                      ---------       ---------
Total liabilities and shareholders' equity                            $ 136,306       $  92,999
                                                                      =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  IMAGEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                     --------------------------------------
                                                                                       1999           2000           2001
                                                                                     --------       --------       --------
Revenues:
  Printing and related services ...............................................      $ 11,499       $ 41,861       $ 44,423
  Software products and services ..............................................            --          8,870         12,046
                                                                                     --------       --------       --------
        Total revenues ........................................................        11,499         50,731         56,469
Cost of revenues:
  Printing and related services ...............................................         8,541         32,690         34,682
  Software products and services ..............................................            --          1,273          2,319
                                                                                     --------       --------       --------
        Total cost of revenues ................................................         8,541         33,963         37,001
                                                                                     --------       --------       --------
        Gross profit ..........................................................         2,958         16,768         19,468
                                                                                     --------       --------       --------
Operating expenses:
  General and administrative (excluding amortization of
    unearned compensation of  $1,938, $1,351, and $643) .......................        11,002         25,470         25,633
  Sales and marketing .........................................................         6,765         24,942         17,109
  Product development (excluding amortization of unearned compensation of $346,
    $330, and ($180)) .........................................................         3,770         10,828         10,233
  Amortization of unearned compensation, goodwill and
    other intangibles .........................................................         2,497          5,645          7,242
  In-process research and development .........................................            --          1,062             --
                                                                                     --------       --------       --------
        Total operating expenses ..............................................        24,034         67,947         60,217
                                                                                     --------       --------       --------
        Loss from operations ..................................................       (21,076)       (51,179)       (40,749)
Other income (expense), net ...................................................           241          3,724            847
                                                                                     --------       --------       --------
        Net loss ..............................................................      $(20,835)      $(47,455)      $(39,902)
                                                                                     ========       ========       ========
Basic and diluted net loss per share (Note 1) .................................      $  (3.07)      $  (2.02)      $  (1.39)
                                                                                     ========       ========       ========

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss ......................................................................      $(20,835)      $(47,455)      $(39,902)
Other comprehensive income (loss):
        Foreign currency translation ..........................................            --            (27)            27
                                                                                     --------       --------       --------

Comprehensive loss ............................................................      $(20,835)      $(47,482)      $(39,875)
                                                                                     ========       ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  IMAGEX, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     Preferred
                                                                      Series A                    Common Stock           Additional
                                                               ---------------------         -----------------------      Paid-In
                                                                Shares        Amount          Shares        Amount        Capital
                                                               ---------     --------        ---------     ---------     ----------
Balances, December 31, 1998 ..............................     1,500,000     $     15        2,081,974     $      21     $   4,263

Redemption of common stock in exchange for cancellation of
  note receivable ........................................                                     (42,000)           (1)           (7)
Purchase of treasury stock ...............................                                     (38,212)           (1)           (1)
Issuance of stock options and warrants to consultants ....                                                                     188
Issuance of common stock upon exercise of stock options ..                                     164,775             2            62
Issuance of common stock for acquisitions ................                                     110,144             2           673
Warrants issued in conjunction with preferred stock ......                                                                     909
Accretion of mandatorily redeemable preferred stock ......                                                                     (84)
Net proceeds from initial public offering (net of offering
  costs of $3,119) .......................................                                   3,450,000            35        20,996
Collection of notes receivable ...........................
Conversion of preferred stock to common stock upon initial
  public offering ........................................     (1,500,00)         (15)      11,351,132           113        35,799
Issuance of common stock upon exercise of warrants .......                                     170,290             2           217
Unearned compensation, net ...............................                                                                   3,180
Issuance of common stock to PrintBid shareholders ........                                     133,536             1         1,070
Compensation related to common stock, subject to
  repurchase, issued to advisors .........................                                                                     295
Write-off of unamortized discount on convertible debt ....                                                                    (442)
Net loss .................................................
                                                              ----------     --------     ------------     ---------     ---------

Balances, December 31, 1999 ..............................            --           --       17,381,639           174        67,118

Net proceeds from follow-on  offering (net of offering
  costs of $6,588) .......................................                                   4,695,595            47       101,351
Issuance of common stock upon exercise of stock options ..                                     353,893             3           166
Issuance of common stock upon exercise of warrants .......                                     195,273             1           571
Issuance of common stock pursuant to Employee Stock
  Purchase Plan ..........................................                                     154,159             2           885
Issuance of common stock and options for acquisitions ....                                   3,753,818            38        28,911
Issuance of common stock for operating expenses ..........                                      22,910                          90
Amortization of unearned compensation ....................
Collection of notes receivable ...........................
Foreign currency translation .............................
Net loss .................................................
                                                              ----------     --------     ------------     ---------     ---------

Balances, December 31, 2000 ..............................            --           --       26,557,287           265       199,092
Issuance of common stock upon exercise of stock options ..                                      93,906             1            22
Issuance of common stock pursuant to Employee Stock
    Purchase Plan ........................................                                     189,056             2           449
Private Placement of common stock ........................                                   4,273,504            43         4,807
Adjustment to purchase price of Extensis, Inc. ...........                                    (215,419)           (2)         (397)
Return of common stock for operating expense refund ......                                     (21,910)                        (85)
Amortization of unearned compensation ....................                                                                    (290)
Collection of notes receivable ...........................
Foreign currency translation .............................
Net loss .................................................
                                                              ----------     --------     ------------     ---------     ---------

Balances, December 31, 2001 ..............................            --     $     --       30,876,424     $     309     $ 203,598
                                                              ==========     ========     ============     =========     =========

                                                                             Notes         Accumulated
                                                                            Receivable         Other
                                                              Unearned        From        Comprehensive   Accumulated
                                                            Compensation   Shareholders    Income (loss)    Deficit        Total
                                                            ------------   ------------   --------------  -----------    ---------
Balances, December 31, 1998 ..............................    $ (1,961)    $       (228)         $--       $ (12,997)    $ (10,887)

Redemption of common stock in exchange for cancellation of
  note receivable ........................................                            8                                         --
Purchase of treasury stock ...............................                                                                      (2)
Issuance of stock options and warrants to consultants ....                                                                     188
Issuance of common stock upon exercise of stock options ..                          (15)                                        49
Issuance of common stock for acquisitions ................                                                                     675
Warrants issued in conjunction with preferred stock ......                                                                     909
Accretion of mandatorily redeemable preferred stock ......                                                                     (84)
Net proceeds from initial public offering (net of offering
  costs of $3,119) .......................................                                                                  21,031
Collection of notes receivable ...........................                           67                                         67
Conversion of preferred stock to common stock upon initial
  public offering ........................................                                                                  35,897
Issuance of common stock upon exercise of warrants .......                                                                     219
Unearned compensation, net ...............................        (557)                                                      2,623
Issuance of common stock to PrintBid shareholders ........                                                                   1,071
Compensation related to common stock, subject to
  repurchase, issued to advisors .........................                                                                     295
Write-off of unamortized discount on convertible debt ....                                                                    (442)
Net loss .................................................                                                   (20,835)      (20,835)
                                                              --------     ------------    ---------       ---------     ---------

Balances, December 31, 1999 ..............................      (2,518)            (168)                     (33,832)       30,774

Net proceeds from follow-on  offering (net of offering
  costs of $6,588) .......................................                                                                 101,398
Issuance of common stock upon exercise of stock options ..                                                                     169
Issuance of common stock upon exercise of warrants .......                                                                     572
Issuance of common stock pursuant to Employee Stock
  Purchase Plan ..........................................                                                                     887
Issuance of common stock and options for acquisitions ....                                                                  28,949
Issuance of common stock for operating expenses ..........                                                                      90
Amortization of unearned compensation ....................       1,681                                                       1,681
Collection of notes receivable ...........................                           68                                         68
Foreign currency translation .............................                                       (27)                          (27)
Net loss .................................................                                                   (47,455)      (47,455)
                                                              --------     ------------    ---------       ---------     ---------

Balances, December 31, 2000 ..............................        (837)            (100)         (27)        (81,287)      117,106
Issuance of common stock upon exercise of stock options ..                                                                      23
Issuance of common stock pursuant to Employee Stock
    Purchase Plan ........................................                                                                     451
Private Placement of common stock ........................                                                                   4,850
Adjustment to purchase price of Extensis, Inc. ...........                                                                    (399)
Return of common stock for operating expense refund ......                                                                     (85)
Amortization of unearned compensation ....................         753                                                         463
Collection of notes receivable ...........................                           48                                         48
Foreign currency translation .............................                                        27                            27
Net loss .................................................                                                   (39,902)    $ (39,902)
                                                              --------     ------------    ---------       ---------     ---------

Balances, December 31, 2001 ..............................    $    (84)    $        (52)   $      --       $(121,189)    $  82,582
                                                              ========     ============    =========       =========     =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  IMAGEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                    ---------------------------------------
                                                                                      1999            2000           2001
                                                                                    --------       ---------       --------
Cash flows from operating activities:
  Net loss ...................................................................      $(20,835)      $ (47,455)      $(39,902)
  Adjustments to reconcile net loss to net cash used in operating activities:             --              --             --
    Depreciation and amortization ............................................         1,947           9,415         15,264
    Amortization of unearned compensation ....................................         2,284           1,681            463
    Loss on disposal of fixed assets .........................................            --              --          1,735
    Interest expense for warrants issued in connection with bridge financing .           115              --             --
    Write-off of unamortized discount on convertible debt ....................          (442)             --             --
    Services exchanged for common stock, options and warrants ................         1,339              90            (85)
    Write-off of acquired in process research and development ................            --           1,062             --
    Provision for doubtful accounts ..........................................           111             218           (479)
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable ......................................................        (2,340)         (3,925)         4,667
    Inventories ..............................................................          (624)          1,898            791
    Prepaid expenses .........................................................          (528)           (234)           753
    Other intangible assets ..................................................          (558)           (152)           (68)
    Accounts payable and accrued liabilities .................................         2,226              69         (4,983)
                                                                                    --------       ---------       --------
      Net cash used in operating activities ..................................       (17,305)        (37,333)       (21,844)
                                                                                    --------       ---------       --------

  Cash flows from investing activities:
    Purchases of property and equipment ......................................        (2,476)        (16,635)        (3,335)
    Proceeds from sale of property and equipment .............................            --              20             --
    Deposits of restricted cash ..............................................        (1,600)           (787)           812
    Acquisitions, net ........................................................        (7,498)        (26,718)            --
                                                                                    --------       ---------       --------
    Net cash used in investing activities ....................................       (11,574)        (44,120)        (2,523)
                                                                                    --------       ---------       --------

  Cash flows from financing activities:
    Proceeds from issuance of notes payable ..................................         2,932           8,800          5,000
    Principal payments on notes payable ......................................        (2,867)         (8,251)        (8,800)
    Proceeds from issuance of preferred stock (net of offering costs of $1,063
      for 1999) ..............................................................        24,740              --             --
    Repurchase of common stock ...............................................            (2)             --             --
    Proceeds from issuance of common stock ...................................           268           1,628            474
    Proceeds from issuance of common stock related to public
      offerings (net of offering costs of $3,119 and $6,558 for 1999 and 2000,
      respectively) ..........................................................        21,031         101,398             --
    Proceeds from the sale of common stock - private placement ...............            --              --          4,850
    Cash adjustment to Extensis, Inc. purchase price .........................            --              --           (277)
    Proceeds from repayment on notes receivable from shareholders ............            67              68             48
                                                                                    --------       ---------       --------
    Net cash provided by financing activities ................................        46,169         103,643          1,295
                                                                                    --------       ---------       --------
    Effect of exchange rate changes on cash ..................................            --             (27)            27
    Net increase (decrease) in cash and cash equivalents .....................        17,290          22,163        (23,045)
    Cash and cash equivalents at beginning of period .........................           967          18,257         40,420
                                                                                    --------       ---------       --------
    Cash and cash equivalents at end of period ...............................      $ 18,257       $  40,420       $ 17,375
                                                                                    ========       =========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

      ImageX, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. The Company's e-procurement solution includes the following services:

      o ImageX Print System (formerly the Corporate Online Printing Center), a customized, secure Web site product suite for medium to large corporate customers providing four product offerings: e-Procure, e-Brand, e-Print and Enterprise. The system reflects the Company's focus on quality printing delivered through technology;
      o Extensis graphic-design software including Portfolio media asset manager, Suitcase font manager, a Web-based digital file-checking software, Preflight Online, and product plug-ins which extend the capability of third party software products.

      As described in Note 13, on December 9, 1999, the Company merged with PrintBid.com, Inc. in a transaction accounted for as a pooling of interests. These consolidated financial statements give retroactive effect to the merger of the Company with PrintBid.com, Inc.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts, commercial paper and various deposit accounts.

RESTRICTED CASH

      Restricted cash consists of certificates of deposit which collateralize letters of credit as required by the Company's office lease.

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

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation is provided on the straight-line method for financial statement purposes. Estimated useful lives of the assets are as follows:

                  Assets                                    Years
                  ------                                    -----

Computer hardware.........................                  3 - 5
Computer software.........................                  1 - 4
Production machinery and equipment........                  7 - 12
Office furniture and equipment............                  5 - 10
Leasehold improvements....................      Life of lease or useful lives,
                                                whichever is shorter, ranging
                                                         from 3 to 5

      Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost of the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations. In March 2001, the Company closed its PrintBid.com marketplace which resulted in a $1.7 million loss on disposal of property and equipment, primarily internally developed software. This loss is reflected in general and administrative expenses.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

      Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and the post-implementation stage. Capitalized internal-developed software is depreciated using the straight-line method over one to four years. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets. During 2000 and 2001, the Company capitalized $3.5 million and $1.6 million, respectively, of internal use software.

GOODWILL

      Goodwill represents the excess of the cost of purchased subsidiaries over the estimated fair values of the net assets acquired as of the date of acquisition. Goodwill is being amortized using the straight-line method over 10 years. During 1999, 2000 and 2001, the Company recognized goodwill amortization expense of approximately $138, $2,451 and $5,168, respectively. Effective January 1, 2002, the Company adopted Statement of Financial Account Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Pursuant to SFAS No. 142, the Company will cease amortizing goodwill and instead, goodwill will be tested at least annually for impairment.

OTHER INTANGIBLE ASSETS

      Other intangible assets consist primarily of customer lists, trained workforce and purchased technology resulting from acquisitions in 1999 and 2000. These assets are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 8 years.

VALUATION OF LONG-LIVED ASSETS

      The Company periodically evaluates the carrying value of long-lived assets to be held and used, including, but not limited to, property and equipment, goodwill and other assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. No impairment has been recorded as of December 31, 2001.

STOCK-BASED COMPENSATION

      The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from nonemployees.

      The Company has elected to apply the disclosure only provision of SFAS No. 123 for employee stock-based compensation plans. Accordingly, the Company accounts for stock issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option's exercise price. The Company records as operating expense the fair value of equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18.

REVENUE RECOGNITION

      The Company's printing products include business cards, general office products, and marketing/promotional materials. In the ImageX Print System and through its wholly-owned subsidiaries, Image Press ("Image Press"), FA Graphics, Inc. ("FA Graphics"), and Meadowlands Acquisition Corporation ("Howard Press") the Company generally recognizes printing revenues when the order is shipped to the customer and when the Company has fulfilled all of its contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System are deferred and recognized over the estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the contractual period.

      The Company also sells software products through its wholly owned subsidiary, Extensis, Inc. ("Extensis") to distributors, resellers and customers. The revenue for these sales is recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. Distributors and resellers generally have a sixty-day right of return. A provision is recorded for estimated product returns.

PRODUCT DEVELOPMENT COSTS

      Product development costs represent research and development expenditures, which are charged to operating expenses as incurred.

ADVERTISING

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1999, 2000 and 2001 were approximately $1,249, $6,183, and $3,663, respectively.

COMPREHENSIVE LOSS

      Comprehensive loss includes all changes in equity that result from transactions and other economic events during the period other than transactions with stockholders. Comprehensive income (loss) for the Company for the years ended December 31, 2000 and 2001 includes accumulated foreign currency translation adjustments of $(27) and $27, respectively, resulting from the translation of the balance sheet for a European office.

NET LOSS PER SHARE

      In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

      A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

                                                                                     Year Ended December 31,
                                                                         -------------------------------------------------
                                                                             1999               2000               2001
                                                                         -----------       ------------       ------------
Net loss ..........................................................      $   (20,835)      $    (47,455)      $    (39,902)

Accretion of mandatorily redeemable convertible preferred stock ...              (84)                --                 --
                                                                         -----------       ------------       ------------

Net loss available to common shareholders .........................      $   (20,919)      $    (47,455)      $    (39,902)
                                                                         ===========       ============       ============

Weighted average shares of common stock outstanding and denominator
    for basic and diluted calculation .............................        6,805,098         23,534,359         28,783,336
                                                                         ===========       ============       ============

Weighted average shares of common stock subject to repurchase .....          307,558            399,019            212,115
                                                                         ===========       ============       ============

Basic and diluted net loss per share ..............................      $     (3.07)      $      (2.02)      $      (1.39)
                                                                         ===========       ============       ============

      Basic loss per share excludes the effect of restricted stock subject to repurchase from the weighted average shares of common stock outstanding. The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented:

                                                      Year Ended
Common Stock Equivalents:                             December 31,
                                         ---------------------------------------
                                           1999           2000           2001
                                         ---------      ---------      ---------

Common stock warrants .............      1,536,997      1,159,462      1,928,693
Common shares subject to repurchase        441,048        291,525        140,000
Employee stock options ............      1,625,751      3,111,938      4,437,598
                                         ---------      ---------      ---------
    Total common stock equivalents       3,603,796      4,562,925      6,506,291
                                         =========      =========      =========

INCOME TAXES

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

CONCENTRATIONS OF CREDIT RISK

      The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. For the years ended December 31, 2000 and 2001, no single customer accounted for more than 10% of the Company's revenues and there were no significant accounts receivable from a single customer. For the year ended December 31, 1999, one customer accounted for 13% of revenues. The Company maintains its cash and cash equivalents in bank accounts in amounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the relatively short maturity period.

      The carrying amount of notes payable approximates market value because their interest rates vary with market interest rates.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

LIQUIDITY

      The Company has never been profitable and it is anticipated that the Company will continue to incur net losses in future periods. To become profitable, the Company must significantly increase revenues by obtaining new customers and generating additional revenues from existing customers, control expenses and improve gross margins. The Company has experienced revenue declines in recent periods. We may continue to incur operating losses for some time. As of December 31, 2001, the Company had an accumulated deficit of $121.2 million. Although the Company has experienced revenue growth in the past, revenues may not continue at their current level, or increase in the future.

      The Company anticipates continued capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings and potential geographic expansion. The Company may increase its operating expenses, which will consume a material amount of its cash resources; however, management believes that the existing cash and cash equivalents together with available credit facilities, will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures through December 31, 2002. Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Our line of credit requires that we maintain a minimum balance of cash and cash equivalents of $3.5 million. If our cash balances fall below $3.5 million, the line may not be available to us. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. In addition, any future funding may dilute the ownership of our shareholders. Our stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ National Market.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, ceased on January 1, 2002. The adoption date for the Company was January 1, 2002 and the Company is assessing what the impact of SFAS No. 141 and SFAS No. 142 will be on its results of operations and financial position. If we determine that goodwill is impaired, there could be a significant impact on our financial condition and results of operations upon adoption of this standard.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be June 1, 2002 and the Company is assessing what the impact of SFAS No. 143 will be on its results of operations and financial position.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption date for the Company was January 1, 2002 and the Company is assessing what the impact of SFAS No. 144 will be on its results of operations and financial position.

2. INVENTORIES:

      Inventories consisted of the following:

                                                              December 31,
                                                        ------------------------
                                                         2000              2001
                                                        ------            ------

Raw materials and supplies .................            $1,429            $1,254
Work-in-process ............................               687               568
Finished goods .............................             1,610             1,113
                                                        ------            ------
                                                        $3,726            $2,935
                                                        ======            ======

3. PROPERTY AND EQUIPMENT:

      Property and equipment consisted of the following:

                                                             December 31,
                                                        -----------------------
                                                          2000           2001
                                                        --------       --------

Computer hardware ................................      $  9,171       $  9,046
Computer software ................................         9,419          9,271
Production machinery and equipment ...............         5,342          5,396
Office furniture and equipment ...................         1,949          1,882
Leasehold improvements ...........................         3,532          3,718
                                                        --------       --------
                                                          29,413         29,313
Less accumulated depreciation and amortization ...        (6,665)       (12,820)
                                                        --------       --------
Property and equipment, net ......................      $ 22,748       $ 16,493
                                                        ========       ========

      Depreciation and amortization expense for the years ended December 31, 1999, 2000 and 2001 was $1,743, $5,451, and $7,855, respectively.

4. OTHER INTANGIBLE ASSETS:

      Other intangible assets consisted of the following:

                                                           December 31
                                                    ---------------------------
                                                      2000               2001
                                                    --------           --------

Trained workforce ........................          $  5,746           $  5,746
Customer list ............................             3,812              3,812
Purchased technology .....................             2,060              2,060
Other ....................................             1,665              1,079
                                                    --------           --------
                                                      13,283             12,697
Less accumulated amortization ............            (1,581)            (3,822)
                                                    --------           --------
Other assets, net ........................          $ 11,702           $  8,875
                                                    ========           ========

      Other intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 8 years. During 1999, 2000 and 2001, the Company recognized amortization expense of approximately $68, $1,513 and $2,241 for other intangible assets, respectively. Amortization expense included approximately $50, $571 and $200 for customer lists, $18, $470 and $1,412 for trained workforce, and $0, $360 and $629 for purchased technology for 1999, 2000 and 2001, respectively. Effective January 1, 2002, pursuant to the adoption of SFAS No. 142, $3.9 million of net unamortized trained workforce will be reclassified to goodwill and no longer amortized.

5. ACCRUED LIABILITIES:

      Accrued liabilities consisted of the following:

                                                               December 31,
                                                          ----------------------
                                                           2000            2001
                                                          ------          ------
Accrued payroll and related benefits ...........          $2,852          $1,644
Sales and excise taxes payable .................             279             174
Deferred revenues ..............................              --             440
Other ..........................................           1,750             675
                                                          ------          ------
                                                          $4,881          $2,933
                                                          ======          ======

6. NOTES PAYABLE:

      Notes payable consisted of the following:

                                                                                                           December 31,
                                                                                                        -----------------
                                                                                                         2000        2001
                                                                                                        ------      -----
Term loan payable to bank, interest at LIBOR (6.31% at December 31, 2000) plus 2.5% ..............      $4,000         $-
Revolving credit line payable to bank, $2.4 million balance accrues interest at LIBOR (6.31% at
    December 31, 2000) plus 2.5%, and $2.4 million balance accrues interest at prime (9.5% at
    December 31, 2000) plus 1% ...................................................................       4,800         --

Revolving credit line payable to bank, interest at bank's prime rate (4.75% at December 31, 2001)           --      5,000

      During 2001, the Company paid the balance of principal and interest due on a revolving line of credit and term loan for its wholly owned subsidiary, Howard Press. Total principal paid was $8.8 million plus accrued interest.

      On December 27, 2001, the Company entered into a loan agreement with a bank for a $5 million variable rate revolving line of credit collateralized by the Company's assets excluding the assets of Extensis and Image Press. Pursuant to the loan agreement, the Company must maintain a cash and cash equivalents balance of at least $3.5 million. The loan accrues interest at the bank's prime rate. Interest on the loan is paid monthly with the principal balance due on December 31, 2002.

      Interest expense for the years ended December 31, 1999, 2000, and 2001 was $160, $257, and $387, respectively.

7. INCOME TAXES:

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $101,432, which will begin expiring in 2010 through 2021. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

      The following is a reconciliation of the income tax benefit based on the statutory Federal rate:

                                                           Years Ended
                                                           December 31,
                                                    --------------------------
                                                    1999       2000       2001
                                                    ----       ----       ----

Federal income tax benefit at statutory rate ..      (34)%      (34)%      (34)%
Change in valuation allowance .................       32         24         24
Amortization of deferred compensation .........        2          3          5
Amortization of goodwill ......................       --          7          5
                                                     -------------------------
                                                      --%        --%        --%
                                                     ===================== ===

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes. The Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the ultimate realization of such assets. Management evaluates, on a quarterly basis, the recoverability of the net deferred tax assets and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that the net deferred tax assets are realizable, the valuation allowance will be reduced.

      The effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                    December 31
                                       --------------------------------------
                                         1999           2000           2001
                                       --------       --------       --------

Deferred income tax assets:
Net operating loss carryforwards       $ 10,622       $ 27,624       $ 34,487
Credit carryforwards ............            --            308            308
Accrued compensation and benefits           152            280            132
Stock-based compensation ........            --            276             20
Provision for doubtful accounts .            77            211            314
Depreciation ....................           177             --             --
Other ...........................            14             18             18
                                       --------------------------------------
    Total .......................        11,042         28,717         35,279
                                       --------------------------------------
Deferred income tax liabilities:
Depreciation ....................            --         (1,596)        (1,382)
                                       --------------------------------------
    Total .......................            --         (1,596)        (1,382)
                                       --------------------------------------

Net deferred tax assets .........        11,042         27,121         33,897
Valuation allowance .............       (11,042)       (27,121)       (33,897)
                                       --------------------------------------
                                       $     --       $     --       $     --
                                       ======================================

8. RELATED PARTY TRANSACTIONS:

      The original founders of the Company, one of whom is an officer and one of whom is a director of the Company, are former owners of 100% of the outstanding capital stock of Parallel Communications, Inc. ("Parallel"), which served as the Company's advertising agency pursuant to an Advertising Agency Service Agreement, dated August 26, 1997. In 1999, the Company paid Parallel approximately $957 for services performed on behalf of the Company. In August 1999, Parallel was sold to an unrelated party.

      In November 1998, the Company issued 500,000 shares of common stock to an officer of the Company in exchange for a promissory note in the amount of $200. See Note 10.

9. EMPLOYEE BENEFITS:

DEFINED CONTRIBUTION PLAN

      The Company has a 401(k) Retirement Plan which covers substantially all eligible employees. This plan is a defined contribution profit sharing plan in which all eligible participants may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. The Company can contribute to the plan at the discretion of the Board of Directors. There were no contributions made by the Company during 1999, 2000 or 2001.

EMPLOYEE STOCK PURCHASE PLAN

      In August 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "ESPP") for all eligible employees. The ESPP permits eligible employees of the Company to purchase common stock at not less than 85% of fair market value as defined in the plan through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock with a fair market value exceeding $25,000 in any calendar year or exceeding 15% of their gross compensation or more than 1,200 shares during an offering period. At December 31, 2001, 1,024,049 shares of common stock were authorized under the ESPP. The ESPP provides for an automatic annual increase in authorized shares on the first day of the Company's fiscal year equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year or (iii) a lesser amount as determined by the Board of Directors. On January 1, 2002, an additional 287,833 shares were authorized for the ESPP. During 2000, 154,159 shares were issued under the ESPP at an average price of $5.75 per share, and during 2001, 189,056 shares were issued at an average price of $2.38 per share.

STOCK OPTION PLAN

      The Company has adopted a stock incentive compensation plan (the "Plan"), which provides for the issuance of stock awards and nonqualified and incentive stock options for officers, directors, employees, and consultants. As of December 31, 2001, 5,676,718 shares of common stock were authorized under the Plan. The Plan provides for an automatic annual increase on the first day of the Company's fiscal year equal to (i) 5% of the adjusted average number of common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year or (ii) a lesser amount determined by the Board of Directors. On January 1, 2002, an additional 1,439,167 shares were authorized for the Plan. Options under the Plan generally have been granted at fair market value on the date of grant, expire after ten years and generally vest over a period of four years. During 2000, the Company assumed the stock option plan and the outstanding options of an acquired company. No additional options will be granted under the assumed plan.

      Amortization of unearned compensation expense of $2,284, $1,681, and $463 has been recorded for stock options during the years ended December 31, 1999, 2000 and 2001, respectively, for options granted with exercise prices less than fair value on the date of grant. The fair market value per share used to calculate compensation expense prior to the Company's initial public offering was determined by the Company's Board of Directors based on a number of factors, including, among other things, appraisals by an outside valuation firm and by reference to the preferred stock values reduced by a nominal discount factor.

Option activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                 ----------    ----------------
Options outstanding, December 31, 1998 ........     650,355         $ 0.38
Granted .......................................   1,189,796           7.51
Exercised .....................................    (164,775)          0.39
Canceled ......................................     (49,625)          1.41
                                                                    ------
Options outstanding, December 31, 1999 ........   1,625,751           5.57
Granted .......................................   1,752,225           8.80
Options assumed in acquisition ................     764,876           9.97
Exercised .....................................    (353,893)          0.48
Canceled ......................................    (677,021)         11.58
                                                                    ------
Options outstanding, December 31, 2000 ........   3,111,938           7.75
Granted .......................................   2,677,802           1.45
Exercised .....................................     (93,906)          0.25
Canceled ......................................  (1,258,236)          6.32
                                                                    ------
Options outstanding, December 31, 2001 ........   4,437,598         $ 4.56

Options exercisable at December 31, 2001 ......   1,283,131         $ 8.02

Stock awards and options available for grant at
   December 31, 2001 ..........................   1,369,552

      The following table summarizes information about options outstanding at December 31, 2001:

                        Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------      -----------------------------
                                    Weighted Average
                                       Remaining             Weighted                           Weighted
    Range of          Number        Contractual Life          Average            Number          Average
Exercise Prices      of Shares         (in Years)          Exercise Price      of Shares      Exercise Price
---------------      ---------      -----------------      --------------      ---------      --------------
$ 0.20 - $ 1.01        705,056            8.33                $ 0.72             200,556         $ 0.38
  1.07 -   1.07      1,227,050            9.54                  1.07                   -             --
  1.10 -   2.50        598,109            8.95                  2.20              26,369           1.61
  2.66 -   6.00        477,851            8.08                  4.65             221,118           5.06
  6.09 -   7.25        497,800            8.08                  7.15             249,759           7.14
  7.56 -  10.65        637,507            7.69                  9.24             360,893           9.75
 11.71 -  33.75        294,225            5.02                 18.48             224,436          16.74
---------------      ---------                                                  --------
$ 0.20 - $33.75      4,437,598            8.38                $ 4.56           1,283,131         $ 8.02
                     =========                                                 =========

      The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted were as follows:

                                                                                                         Year Ended
                                                                                                         December 31
                                                                                              ---------------------------------
                                                                                                1999          2000       2001
                                                                                              --------      --------   --------
Weighted average fair value of options granted with exercise price less than the
fair value of the stock on the date of grant ...........................................      $   6.44           $--         $-
                                                                                              ========      ========   ========

Weighted average fair value of options granted with exercise price equal to the
fair value of the stock on the date of grant ...........................................      $   8.15      $   8.12   $   1.37
                                                                                              ========      ========   ========

Weighted average exercise price of options granted with exercise price less than
the fair value of the stock on the date of grant .......................................      $   0.24           $--         $-
                                                                                              ========      ========   ========

Weighted average exercise price of options granted with exercise price equal to the fair
value of the stock on the date of grant ................................................      $   9.86      $   8.80   $   1.45
                                                                                              ========      ========   ========

PRO FORMA NET INCOME AND EARNINGS PER SHARE

      Pro forma information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and employee stock purchase plans using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              Employee Stock Option Plan                 Employee Stock Purchase Plan
                                      -----------------------------------------      ------------------------------------
                                         1999           2000            2001           1999          2000          2001
                                      ----------      ---------      ----------      --------      --------      --------
Risk free interest rate.........      5.58%           6.18%          4.88%           5.21%         5.84%         4.08%
Expected lives..................      6.10 years      6.5 years      6.56 years      6 months      6 months      6 months
Expected dividends..............      $ --            $ --           $ --            $ --          $ --          $ --
Volatility......................        88%           134%           147%             100%         123%          142%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of stock options granted in fiscal years 1999, 2000 and 2001 was $7.63, $8.12 and $1.37 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan in fiscal years 1999, 2000 and 2001 was $2.88, $4.92 and $1.20 per share.

      The following table presents net loss and per share amounts as if the Company accounted for compensation expense related to stock options under the fair value method prescribed by SFAS No. 123:

                                                       Year Ended December 31,
                                               ----------------------------------------
                                                  1999           2000           2001
                                               ----------     ----------     ----------
Net loss available to common shareholders      $  (20,919)    $  (47,455)    $  (39,902)
                                               ==========     ==========     ==========

Net loss-pro forma ......................         (21,525)       (52,898)       (43,177)
                                               ==========     ==========     ==========

Loss per share-as reported ..............           (3.07)         (2.02)         (1.39)
                                               ==========     ==========     ==========

Loss per share-pro forma ................           (3.15)         (2.25)         (1.50)
                                               ==========     ==========     ==========

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

10. SHAREHOLDERS' EQUITY:

RESTRICTED COMMON STOCK

      In November 1998, the Company issued 500,000 shares of common stock to an officer of the Company at a purchase price of $0.40 per share pursuant to a promissory note in the amount of $200. The note bears interest at 7% and is due in January 2003. These shares are subject to repurchase by the Company for $0.40 per share through January 15, 2003, with the shares being subject to repurchase reduced by 120,000 shares after November 15, 1999, and reduced by 10,000 shares each month following November 15, 1999. At December 31, 2001, the note receivable from this officer totaled $52 and was included in shareholders' equity on the accompanying balance sheet. At December 31, 2001, 140,000 shares issued to the officer remain subject to repurchase by the Company.

COMMON STOCK

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

      During 1996, the Company issued 150,000 shares of common stock at $0.20 per share in exchange for a note receivable of $30. In January 1999, the Company redeemed 42,000 shares of common stock in exchange for cancellation of the outstanding remaining principal amount of the note receivable.

      On August 26, 1999, the Company issued 3,000,000 shares of its common stock at an initial public offering price of $7.00 per share. An additional 450,000 shares were issued upon the exercise of the underwriters' over allotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $3,119, were approximately $21,031. Concurrent with the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into common stock.

      On February 11, 2000, the Company issued 4,695,595 shares of its common stock at an offering price of $23.00 per share. This included 695,595 shares of common stock issued upon exercise of the underwriters' over allotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $6,588, were approximately $101,398.

      On June 11, 2001, the Company sold an aggregate of 4,273,504 shares of its common stock at $1.17 per share in a private placement. In addition, the Company issued immediately exercisable, seven year warrants representing the right to purchase an aggregate of 769,231 additional shares of its common stock for $1.17 per share. The sales and issuances of these securities were exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder, on the basis that the transactions did not involve a public offering. No underwriters were used in the financing.

WARRANTS

      In connection with the sale of preferred stock during 1996, 1997, 1998 and 1999 and in connection with common stock sold in June 2001, the Company issued warrants to purchase common stock. The fair value of the warrants was recorded as a cost of the issuance of the preferred stock as determined using the Black-Scholes pricing model. Warrants outstanding and exercisable at December 31, 2001 were as follows:

                                      Exercise
                                  Price Per Share,
                                     Subject to
Number of Shares                     Adjustment      Expiration Date
----------------                  ----------------   ---------------

      6,134.....................       $1.34         None
     42,768.....................        4.20         April 8, 2004
     21,500.....................        6.00         April 21, 2004
     48,165.....................        4.20         April 21, 2004
    568,900.....................        3.00         January 8, 2005
    290,000.....................        7.50         January 8, 2005
    769,231.....................        1.17         January 8, 2005
     55,694.....................        4.00         October 1, 2005
     75,000.....................        4.00         April 13, 2006
     51,301.....................        4.36         May 3, 2008-October 9, 2009
-----------
  1,928,693
===========

11. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

      The Company leases its facilities and certain equipment under noncancelable operating leases which expire between January 1, 2002 and December, 2007. At December 31, 2001, the approximate future rental payments due under these leases for the remainder of the lease terms were as follows:

     Year Ending December 31,
     ------------------------
               2002........................    $2,414
               2003........................     1,830
               2004........................     1,658
               2005........................       319
               2006........................       168
               Thereafter .................         8
                                               ------
                                               $6,397
                                               ======

      Total rent expense incurred under operating leases for the years ended December 31, 1999, 2000 and 2001 was approximately $793, $3,364, and $3,561, respectively.

      In January 2002, the Company renegotiated the lease for its Kirkland headquarters. As a result, the Company paid a lease termination fee of $667 and surrendered approximately 42% of its Kirkland space. The fee was paid by a partial draw-down on a $1.6 million Letter of Credit (restricted cash) held by the landlord as a security deposit for the lease. Pursuant to this transaction, the Company's future rental payments have been reduced by $363, $432 and $450 in 2002, 2003 and 2004, respectively. The $667 lease termination fee will be recorded as an operating expense in the first quarter of 2002.

CONTINGENCIES

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

12. CASH FLOW INFORMATION:

      Disclosure of cash flow information is summarized below:

                                                                                                 Year Ended December 31,
                                                                                             ----------------------------
                                                                                              1999        2000      2001
                                                                                             ------      ------    ------
Cash paid during the year for interest ................................................      $  160      $  257    $  332
Non-cash financing activities:
    Unearned compensation .............................................................       2,841          --        --
    Value ascribed to Series E Preferred Stock warrants issued in conjunction with sale
       of Series E Preferred Stock ....................................................         130          --        --
    Reclassification of preferred stock warrants from temporary
        equity ........................................................................         147          --        --
    Conversion of debt to equity securities ...........................................       1,069          --        --

13. MERGERS AND ACQUISITIONS:

MERGERS:

      On December 9, 1999, the Company merged with PrintBid.com, Inc. ("PrintBid" or "PrintBid.com"), a privately owned Oregon corporation. PrintBid is an Internet-based provider of commercial printing services. The acquisition was accounted for using the pooling-of-interest method. The Company issued 133,536 shares of common stock to the shareholders of PrintBid in conjunction with this transaction.

      The following presents the separate results, in each of the periods presented since the inception of PrintBid in 1998, of the Company and PrintBid (in thousands):

                                        The Company      PrintBid        Total
                                        -----------      --------        -----
For the year ended December 31, 1998
    Revenues .......................      $    968       $     --      $    968
                                          ========       ========      ========
    Net loss .......................      $ (8,600)      $   (364)     $ (8,964)
                                          ========       ========      ========

For the year ended December 31, 1999
    Revenues .......................      $ 11,493       $      6      $ 11,499
                                          ========       ========      ========
    Net loss .......................      $(17,503)      $ (3,332)     $(20,835)
                                          ========       ========      ========

      In March 2001, the Company closed its PrintBid.com marketplace. As a result of this action, it was determined that certain property and equipment, primarily internally developed software designed to support this marketplace, was unlikely to provide future benefit to the Company. Accordingly, $1.7 million was written off as a loss on disposal of property and equipment and is included in general and administrative expense.

ACQUISITIONS:

      On April 13, 1999, the Company acquired substantially all of the assets of Fine Arts Engravers Company, Inc. ("FA Graphics"), a privately owned Oregon corporation. FA Graphics is in the printing business. The acquisition was accounted for using the purchase method. The aggregate purchase price of $5,000 consists of $375 of common stock for 93,750 shares issued to the seller and $4,625 of cash payment.

      On September 21, 1999, the Company acquired all of the common stock of Image Press, a privately owned California corporation. Image Press is a broker of printed paper products. The acquisition was accounted for using the purchase method. The aggregate purchase price of $3,120 consists of $300 of common stock for 16,394 shares issued to the seller and $2,820 of cash payment. In September 2000, the Company made a contingent payment of $780 increasing the purchase price to $3,900.

      On June 21, 2000, the Company completed the acquisition of Extensis, an Oregon corporation. Extensis develops and markets Extensis software products. The acquisition was recorded using the purchase method of accounting. The Company issued 3,541,195 shares of stock and $14,551 in cash resulting in an aggregate purchase price of $45,429, including transaction costs of $3,033. In 2001, 215,419 shares held in escrow were returned to the Company, and the purchase price was reduced by $399 as settlement of Extensis obligations incurred prior to the acquisition. Of this $399 reduction in purchase price, $277 was for cash payments made by the Company on behalf of Extensis' former owners and $122 was a non-cash write down of goodwill.

      On June 27, 2000, the Company completed the acquisition of certain assets and liabilities of Howard Press Limited Partnership ("Howard Press"), a Delaware limited partnership. Howard Press is a full-service printing company. The acquisition was recorded using the purchase method of accounting. The Company issued 212,623 shares of stock and $12,813 in cash resulting in an aggregate purchase price of $19,133, including transaction costs of $213. The sellers of Howard Press are entitled to additional purchase price amounts in stock and cash if certain milestones are met. If at the end of the first year following the acquisition, Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) exceed $2.5 million, an additional $1 million of purchase price will be paid. The sellers are also entitled to an amount of 2.5% of converted online revenues, that is, certain revenues earned on sales from existing customers of Howard Press generated by ImageX using its online printing center. The total of these two cash incentives will not exceed $1 million. In addition, for the two years following the acquisition, the sellers are entitled to 5% of the same converted online revenues to be paid in stock quarterly. The Company was not required to make any such payments in cash or stock during 2001.

      In accordance with the provisions of APB No. 16, all identifiable assets and liabilities were assigned a portion of the cost of the acquisitions based on their respective fair values. The estimated values of identifiable intangibles such as assembled and trained work force, customer relationships, web portal, existing technology and in-process research and development were determined by independent valuations. The excess of the purchase price over the fair market value of the assets acquired was allocated to goodwill and will be amortized over 10 years using the straight-line method until the adoption of SFAS No. 142 in January 2002. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years until the adoption of SFAS No. 142 in January 2002. (See Note 1) Goodwill and identifiable intangible assets are included in "Goodwill" and "Other Intangible Assets" in the accompanying consolidated balance sheets.

      The allocation of purchase price excluding transaction costs for the acquisitions was as follows:

                                                               Year ended
                                                              December 31,
                                                         -----------------------
                                                          1999             2000
                                                         ------          -------
Identified intangibles ........................          $1,812          $10,320
In-process research and development ...........              --            1,062
Goodwill ......................................           2,270           42,002
Tangible assets acquired, net .................           4,038           11,958
                                                         ------          -------

        Total purchase price ..................          $8,120          $65,342
                                                         ======          =======

      Among the assets purchased in the acquisitions closed in June 2000 were two in-process research and development software products valued at $798 and $264. Both of these products were between 85% and 90% completed at the date of acquisition and had no alternative use if not completed successfully. Both products are now complete and generated revenue in the fourth quarter of 2000. These products were valued using a discounted cash flow analysis by an independent appraiser. The $1,062 of value derived from the analysis was expensed as in-process research and development in the second quarter of 2000.

      The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of FA Graphics, Image Press, Extensis and Howard Press occurred as of the beginning of each of the periods presented. The pro forma information gives effect to certain adjustments, including amortization of identified intangibles and goodwill. The pro forma adjustments exclude the effect of the nonrecurring charge of $1,062 for purchased in-process research and development.

                                                   Year Ended             Year Ended
                                                December 31, 1999      December 31, 2000
                                                -----------------      -----------------
                                                   (Unaudited)           (Unaudited)
Revenues .....................................      $ 69,400               $ 71,822
                                                    ========               ========
Pro forma net loss ...........................      $(26,765)              $(52,291)
                                                    ========               ========
Pro forma basic and diluted net loss per share      $  (2.53)              $  (2.07)
                                                    ========               ========

      This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved if the Company had made these acquisitions at the beginning of the specified periods.

14. SEGMENT INFORMATION:

      The Company operates in one geographic segment and two major industry segments: Printing and Related Technology Services (the "Printing" segment) and Software Products and Services (the "Software" segment). The Printing segment includes an aggregation of operations that provide Internet-based e-procurement solutions for printed business materials to corporate customers. The Software segment includes development and sales of graphic design and print file preparation software applications for corporate customers and individuals.

      Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and income based upon internal accounting methods. The measure of profit or loss used for each reportable segment is net income or loss. Corporate costs and interest expense are included in the Printing segment. There is no inter-segment revenue on transactions between reportable segments.

      Information on reportable segments and reconciliation to consolidated financial information is as follows:

Year ended December 31,                Printing      Software      Consolidated
-----------------------                --------      --------      ------------

1999
----
Revenues ..........................    $ 11,499           $--       $  11,499
Depreciation and amortization .....       4,231            --           4,231
Interest income (expense), net ....         241            --             241
Net loss ..........................     (20,835)           --         (20,835)
Total assets ......................      35,668            --          35,668
                                       --------       -------       ---------

2000
----
Revenues ..........................      41,861         8,870          50,731
Depreciation and amortization .....      10,774           322          11,096
In-process research and development          --         1,062           1,062
Interest income (expense), net ....       3,724            --           3,724
Net loss ..........................     (41,076)       (6,379)        (47,455)
Total assets ......................      91,556        44,750         136,306
                                       --------       -------       ---------

2001
----
Revenues ..........................      44,423        12,046          56,469
Depreciation and amortization .....       9,643         6,084          15,727
Interest income (expense), net ....         850            (3)            847
Net loss ..........................     (30,777)       (9,125)        (39,902)
Total assets ......................      61,826        31,173          92,999
                                       --------       -------       ---------

15. UNAUDITED QUARTERLY INFORMATION:

                                                             Quarter Ended
                                          -----------------------------------------------------
                                          Mar. 31        Jun. 30        Sep. 30        Dec. 31
                                          --------       --------       --------       --------
2000
----
Revenue ............................      $  5,569       $  7,134       $ 18,481       $ 19,547
Gross profit .......................         1,378          2,375          6,329          6,686
Net loss ...........................        (9,540)       (10,769)       (14,338)       (12,808)
Basic and diluted net loss per share         (0.49)         (0.48)         (0.55)         (0.49)
                                          -----------------------------------------------------

2001
----
Revenue ............................      $ 14,625       $ 15,551       $ 12,768       $ 13,525
Gross profit .......................         4,652          5,521          4,400          4,895
Net loss ...........................       (15,169)        (9,929)        (8,291)        (6,513)
Basic and diluted net loss per share         (0.58)         (0.36)         (0.27)         (0.21)
                                          -----------------------------------------------------

Item 9-Change in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    Part III

Item 10-Directors and Executive Officers of the Registrant

      Information regarding our executive officers is included in Part I hereof under the caption, "Our Executive Officers." The information required by this Item concerning our directors and nominees for directors is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders, to be held on May 7, 2002. The proxy statement will be filed within 120 days of December 31, 2001.

Item 11-Executive Compensation

      The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders to be held on May 7, 2002. The proxy statement will be filed within 120 days of December 31, 2001.

Item 12-Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders to be held on May 7, 2002. The proxy statement will be filed within 120 days of December 31, 2001.

Item 13-Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders to be held on May 7, 2002. The proxy statement will be filed within 120 days of December 31, 2001.

                                     Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   Documents filed as part of this report are as follows:

            1.    Consolidated Financial Statements.

            See Index to Consolidated Financial Statements included at Item 8 of this report.

            2.    Financial Statement Schedule.

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

      10.9 Lease Agreement, dated as of May 15, 1998, by and between the registrant and Spieker Properties, L.P.(1)

      10.10 Lease Agreement, dated as of October 19, 1998, by and between the registrant and Spieker Properties, L.P.(1)

      10.11 Lease Agreement, dated as of April 22, 1999, by and between the registrant and Spieker Properties, L.P.(1)

      10.12 Lease Agreement, dated as of November 4, 1999, by and between the Registrant and The Plaza at Yarrow Bay, LLC.(4)

      10.13 Amendment to Lease Agreement dated as of January 28, 2002 by and between the Registrant and The Plaza at Yarrow Bay, Inc.*

      10.14 Lease Assignment and Assumption, dated as of April 13, 1999, by and between the Keystone Acquisition Corporation, a wholly owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc.(1)

      10.15 Lease Assignment and Assumption, dated as of April 13, 1999, by and between Keystone Acquisition Corporation, a wholly owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc.(1)

      10.16       Amended and Restated 1996 Stock Incentive Compensation
                  Plan.(1)

      10.17       1999 Employee Stock Purchase Plan.(1)

      10.18       1999 Stock Option Grant Program for Nonemployee Directors.(1)

      10.19       Form of Indemnification Agreement.(1)

      10.20 Asset Purchase and Sale Agreement, dated as of February 23, 1999, by and among the registrant, Keystone Acquisition Corp., Fine Arts Engravers Company, Inc. and Nicholas J. Stanley.(1)

      10.21 Stock Purchase Agreement dated September 21, 1999, among ImageX.com, Inc., Stanley F. and Marina Lynne Poitras, individually and as Trustees of the Poitras Family Trust dated November 22, 1993, Glen R. and Anne Douglas, as community property.(2)

      10.22 Agreement and Plan of Merger dated November 17, 1999 among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

      10.23 First Amendment to Agreement and Plan of Merger dated November 30, 1999, among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

      10.24 Amended and Restated Agreement and Plan of Merger dated May 20, 2000 among ImageX.com, Inc., Columbia Acquisition Corp., and Extensis, Inc., Inc., and Shareholder Representative.(5)

      10.25 Asset Purchase Agreement dated June 15, 2000 among ImageX.com, Inc., Meadowlands Acquisition Corp., Howard Press Limited Partnership and the partners thereof, individually.(6)

      21.1        Subsidiaries of the registrant.*

      23.1 Consent of PricewaterhouseCoopers LLP, independent accountants. *

----------

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

      (d)   Financial Statements and Schedule

            See Item 14 (a) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       IMAGEX, INC.

                                       By:


                                                /s/ Richard P. Begert
                                       -----------------------------------------
                                                  Richard P. Begert
                                         President and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 22nd day of March, 2002.


/s/ Richard P. Begert                   President and Chief Executive Officer
---------------------------             (Principal Executive Officer)
Richard P. Begert


/s/ Robin L. Krueger                    Chief Financial Officer, Treasurer and
---------------------------             Assistant Secretary (Principal Financial
Robin L. Krueger                        and Accounting Officer)


/s/ F. Joseph Verschueren               Chairman of the Board
---------------------------
F. Joseph Verschueren


/s/ Garrett P. Gruener                  Director
---------------------------
Garrett P. Gruener


/s/ Elwood D. Howse, Jr.                Director
---------------------------
Elwood D. Howse, Jr.


/s/ Wayne M. Perry                      Director
---------------------------
Wayne M. Perry


/s/ Richard R. Sonstelie                Director
---------------------------
Richard R. Sonstelie


/s/ Bernee D. L. Strom                  Director
---------------------------
Bernee D. L. Strom

                                  IMAGEX, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                                              ------------------------
                                                 Balance at    Amounts     Balances of   Amounts   Balance at
                                                 beginning    charged to    companies    written     end of
                Description                       of year       income       acquired      off        year
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and returns:
  Year ended December 31, 2001 .............      $1,403        $(193)        $   --       $286      $  924
  Year ended December 31, 2000 .............         126          327          1,059        109       1,403
  Year ended December 31, 1999 .............          15           88             32          9         126

                                INDEX TO EXHIBITS

    NUMBER                             DESCRIPTION
    ------                             -----------

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

      10.9 Lease Agreement, dated as of May 15, 1998, by and between the registrant and Spieker Properties, L.P.(1)

      10.10 Lease Agreement, dated as of October 19, 1998, by and between the registrant and Spieker Properties, L.P.(1)

      10.11 Lease Agreement, dated as of April 22, 1999, by and between the registrant and Spieker Properties, L.P.(1)

      10.12 Lease Agreement, dated as of November 4, 1999, by and between the Registrant and The Plaza at Yarrow Bay, LLC.(4)

      10.13 Amendment to Lease Agreement dated as of January 28, 2002 by and between the Registrant and The Plaza at Yarrow Bay, Inc.*

      10.14 Lease Assignment and Assumption, dated as of April 13, 1999, by and between the Keystone Acquisition Corporation, a wholly owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc.(1)

      10.15 Lease Assignment and Assumption, dated as of April 13, 1999, by and between Keystone Acquisition Corporation, a wholly owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc.(1)

      10.16       Amended and Restated 1996 Stock Incentive Compensation
                  Plan.(1)

      10.17       1999 Employee Stock Purchase Plan.(1)

      10.18       1999 Stock Option Grant Program for Nonemployee Directors.(1)

      10.19       Form of Indemnification Agreement.(1)

      10.20 Asset Purchase and Sale Agreement, dated as of February 23, 1999, by and among the registrant, Keystone Acquisition Corp., Fine Arts Engravers Company, Inc. and Nicholas J. Stanley.(1)

      10.21 Stock Purchase Agreement dated September 21, 1999, among ImageX.com, Inc., Stanley F. and Marina Lynne Poitras, individually and as Trustees of the Poitras Family Trust dated November 22, 1993, Glen R. and Anne Douglas, as community property.(2)

      10.22 Agreement and Plan of Merger dated November 17, 1999 among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

      10.23 First Amendment to Agreement and Plan of Merger dated November 30, 1999, among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.(3)

      10.24 Amended and Restated Agreement and Plan of Merger dated May 20, 2000 among ImageX.com, Inc., Columbia Acquisition Corp., and Extensis, Inc., Inc., and Shareholder Representative.(5)

      10.25 Asset Purchase Agreement dated June 15, 2000 among ImageX.com, Inc., Meadowlands Acquisition Corp., Howard Press Limited Partnership and the partners thereof, individually.(6)

      21.1        Subsidiaries of the registrant.*

      23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.*

----------

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