Form 10-Q
period 2002-03-31
IMAGEX COM INC
filed 2002-05-15
CIK 1072369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      The number of shares of common stock, $.01 par value, outstanding on May 6, 2002 was 30,992,070.

                                  IMAGEX, INC.

                                    CONTENTS

                                                                                              Page No.
PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited) ..........................       3

        Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 ...........       3

        Consolidated Statements of Operations for the Three Months Ended March 31, 2001
          and March 31, 2002 .............................................................       4

        Consolidated Statements of Comprehensive Loss for the Three Months Ended
          March 31, 2001 and March 31, 2002 ..............................................       4

        Consolidated Statements of Cash Flows for the Three Months Ended March 31,
          2001 and March 31, 2002 ........................................................       5

        Notes To Consolidated Financial Statements .......................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations .....................................................................      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......................      21

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ................................................................      22

SIGNATURE ................................................................................      23

                         PART I -- FINANCIAL INFORMATION

        ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  IMAGEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                                                    December 31,     March 31,
                                                                                        2001            2002
                                                                                    ------------     ---------
Assets
Current assets:
    Cash and cash equivalents .................................................      $  17,375       $  15,366
    Accounts receivable (net of allowances for doubtful accounts and returns
      totaling $924 and $852, respectively) ...................................          8,062           6,115
    Inventories ...............................................................          2,935           2,741
    Prepaid expenses and other current assets .................................            637             773
                                                                                     ---------       ---------
         Total current assets .................................................         29,009          24,995

Restricted cash ...............................................................          1,600             933
Property and equipment, net ...................................................         16,493          14,118
Goodwill ......................................................................         37,022           9,617
Other intangible assets, net ..................................................          8,875           5,615
                                                                                     ---------       ---------
          Total assets ........................................................      $  92,999       $  55,278
                                                                                     =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable ..........................................................      $   2,485       $   1,967
    Short-term note payable ...................................................          5,000           5,000
    Accrued liabilities .......................................................          2,932           2,888
                                                                                     ---------       ---------
        Total current liabilities .............................................         10,417           9,855

Shareholders' equity:
    Common stock, $0.01 par value; 70,000,000 shares authorized; 30,876,424
      and 30,991,130 shares issued and outstanding, respectively ..............            309             310
    Additional paid-in capital ................................................        203,598         203,816
    Stock based compensation ..................................................            (84)            (49)
    Notes receivable from shareholders ........................................            (52)            (40)
    Accumulated deficit .......................................................       (121,189)       (158,614)
                                                                                     ---------       ---------
        Total shareholders' equity ............................................         82,582          45,423
                                                                                     ---------       ---------

         Total liabilities and shareholders' equity ...........................      $  92,999       $  55,278
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

                                  IMAGEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                                       March 31
                                                                                       --------
                                                                               2001               2002
                                                                               ----               ----
Revenues ............................................................      $     14,625       $     12,132
Cost of revenues ....................................................             9,973              7,859
                                                                           ------------       ------------
Gross profit ........................................................             4,652              4,273

Operating expenses:
  General and administrative (excluding amortization of stock
     based compensation of $258 and $187) ...........................             8,663              6,650
  Sales and marketing ...............................................             5,949              3,012
  Product development (excluding amortization of stock
     based compensation of ($180) and $0) ...........................             3,531              1,461
  Amortization of goodwill ..........................................             1,572                 --
  Amortization of stock based compensation and other
     intangibles ....................................................               483                418
                                                                           ------------       ------------
Total operating expenses ............................................            20,198             11,541

Loss from operations ................................................           (15,546)            (7,268)

   Interest income, net .............................................               377                 38
                                                                           ------------       ------------

Loss before cumulative effect of change in accounting principle .....           (15,169)            (7,230)

Cumulative effect of change in accounting principle .................                --            (30,195)
                                                                           ------------       ------------

Net loss ............................................................      $    (15,169)      $    (37,425)
                                                                           ============       ============

Basic and diluted net loss per share:
   Loss before cumulative effect of change in accounting principle ..             (0.58)             (0.23)
   Cumulative effect of change in accounting principle ..............                --              (0.98)
                                                                           ------------       ------------
   Basic and diluted net loss per share .............................      $      (0.58)      $      (1.21)
                                                                           ============       ============

Weighted-average shares outstanding .................................        26,359,110         30,826,229
                                                                           ============       ============

                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss ............................................................      $    (15,169)      $    (37,425)

Other comprehensive loss:
   Foreign currency translation .....................................               (15)                --

                                                                           ------------       ------------
Comprehensive loss ..................................................      $    (15,184)      $    (37,425)
                                                                           ============       ============

   The accompanying notes are an integral part of these financial statements.

                                  IMAGEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                            --------
                                                                                      2001           2002
                                                                                      ----           ----
Cash flows from operating activities
Net loss .....................................................................      $(15,169)      $(37,425)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle .......................            --         30,195
   Depreciation and amortization .............................................         4,053          2,229
   Amortization of stock based compensation ..................................            78            187
   Loss on disposal of fixed assets and abandoned copyrights .................         1,459          1,156
   Provision for doubtful accounts ...........................................           628            (72)
   Other .....................................................................           (85)            --
   Change in operating assets and liabilities ................................         1,255          1,435
                                                                                    --------       --------

       Net cash used in operating activities .................................        (7,781)        (2,295)
                                                                                    --------       --------

Cash flows from investing activities
   Purchases of property and equipment, net ..................................        (2,647)          (450)
   Proceeds from sale of assets ..............................................            --              9
   Release of restricted cash collateralized for letter of credit ............           812            667
                                                                                    --------       --------

       Net cash (used in) provided by investing activities ...................        (1,835)           226
                                                                                    --------       --------

Cash flows from financing activities
   Repayments of line of credit ..............................................        (1,800)            --
   Proceeds from exercise of employee stock options ..........................             5             12
   Proceeds from issuance of common stock related to
     the Employee Stock Purchase Plan ........................................           377             36
   Proceeds from repayment of notes receivable from shareholders .............            12             12
                                                                                    --------       --------

       Net cash (used in) provided by financing activities ...................        (1,406)            60
                                                                                    --------       --------

Effect of exchange rate changes on cash ......................................           (15)            --

Net decrease in cash and cash equivalents ....................................       (11,037)        (2,009)
Cash and cash equivalents at:
   Beginning of period .......................................................        40,420         17,375
                                                                                    --------       --------
   End of period .............................................................      $ 29,383       $ 15,366
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

                                  IMAGEX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

      ImageX, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. The Company's printing products include business cards, general office products and marketing and promotional materials. The Company's e-procurement solution includes the following services:

      o ImageX Print System, a customized, secure Web site product suite for medium to large corporate customers providing four product offerings: e-Procure, e-Brand, e-Print and Enterprise. The system reflects the Company's focus on quality printing delivered through technology;

      o Extensis graphic-design software including Portfolio media asset manager, Suitcase font manager, a Web-based digital file-checking software, Preflight Online, and product plug-ins which extend the capability of third-party software products.

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown and which are of a normal recurring nature. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Portions of the accompanying financial statements are derived from the audited financial statements as of and for the year ended December 31, 2001. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements in our annual report filed on Form 10-K for the fiscal year ended December 31, 2001 and the notes thereto filed with the Securities and Exchange Commission on April 1, 2002.

      The financial statements of the Company are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to previously reported balances to conform to the Company's current financial statement format.

2. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill is tested at the reporting unit annually and upon the occurrence of any event indicating a potential impairment of goodwill. Amortization of goodwill ceased on January 1, 2002.

      The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its reporting units and then provided a fair value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation testing, the Company recorded a transitional impairment charge for a portion of the goodwill assigned to its Software reporting unit. This transitional impairment charge was approximately $30.2 million. The effect of adopting SFAS No. 142 has been reported as a cumulative effect of change in accounting principle for the quarter ended March 31, 2002. Goodwill and intangible assets assigned to the Printing reporting units were not impaired since the fair values of these reporting units' assets exceeded their book value at the measurement date.

      In accordance with SFAS No. 141, approximately $2.8 million of net trained workforce was reclassified from intangible assets to goodwill on January 1, 2002. The changes in the carrying amount of goodwill for the three months ended March 31, 2002 is as follows (in thousands):

                                                           Segment
                                                    ---------------------
                                                    Printing     Software     Consolidated
                                                    --------     --------     ------------
Goodwill:
Balance as of December 31, 2001 ...............      $4,099      $ 32,923       $ 37,022
  Trained workforce reclassified as goodwill ..       2,019           751          2,770
  Purchase price earn out .....................          20            --             20
  Transitional impairment charge ..............          --       (30,195)       (30,195)
                                                     ------      --------       --------

Balance as of March 31, 2002 ..................      $6,138      $  3,479       $  9,617
                                                     ======      ========       ========

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. A reconciliation of the previously reported net income and earnings per share, as if SFAS No. 142 had been adopted as of January 1, 2001, is as follows (in thousands except per share data):

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2001             2002
                                                                ----             ----
Reported net loss .....................................      $  (15,169)      $  (37,425)
Add back: Goodwill amortization .......................           1,572               --
                                                             ----------       ----------

Adjusted net loss .....................................      $  (13,597)      $  (37,425)
                                                             ==========       ==========

Reported basic and diluted net loss per common share ..      $    (0.58)      $    (1.21)
Add back: Goodwill amortization .......................            0.06               --
                                                             ----------       ----------

Adjusted basic and diluted net loss per common share ..      $    (0.52)      $    (1.21)
                                                             ==========       ==========

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires these assets to be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this statement on January 1, 2002. The Company's adoption of SFAS 144 has not had a material impact on its financial statements.

3. INVENTORIES

      Inventories consisted of the following at (in thousands):

                                                 December 31,      March 31,
                                                     2001            2002
                                                 ------------      ---------

      Raw materials and supplies .........          $1,254          $1,033
      Work-in-process ....................             568             508
      Finished goods .....................           1,113           1,200
                                                    ------          ------
                                                    $2,935          $2,741
                                                    ======          ======

4. OTHER INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2001 and March 31, 2002 are as follows (in thousands):

                                        December 31, 2001                                 March 31, 2002
                           ------------------------------------------      -------------------------------------------
                              Gross                                           Gross
                            Carrying       Accumulated        Book          Carrying         Accumulated       Book
                             Amount       Amortization        Value          Amount         Amortization       Value
                           ---------      ------------      ---------      ----------       ------------     ---------
Customer list .........    $   5,200      $     1,536       $   3,664      $    5,200       $     1,766      $   3,434
Trained workforce .....        4,358            1,588           2,770              --                --             --
Existing technology ...        2,060            1,047           1,013           2,060             1,219            841
Other .................        1,983              555           1,428           1,890               550          1,340
                           ---------      -----------       ---------      ----------       -----------      ---------

                           $  13,601      $     4,726       $   8,875      $    9,150       $     3,535      $   5,615
                           =========      ===========       =========      ==========       ===========      =========

      Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: $1.2 million, $1.3 million, $0.9 million, $0.6 million and $0.2 million, for the remainder of 2002, fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

5. NET LOSS PER SHARE

      Net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase.

      Basic net loss per share excludes the effect of restricted stock subject to repurchase from the weighted average shares of common stock outstanding. The weighted average shares of restricted stock subject to repurchase totaled 274,676 and 129,667 shares for the three months ended March 31, 2001 and 2002, respectively.

      Dilutive securities include options, warrants, and restricted stock subject to repurchase. Potentially dilutive securities totaling 5,068,842 and 7,303,488 shares for the three months ended March 31, 2001 and 2002, respectively, were excluded from diluted loss per share because of their antidilutive effect.

6. SEGMENT INFORMATION

      The Company has two major segments: Printing and Related Technology Services (the "Printing" segment) and Software Products and Services (the "Software" segment). The Printing segment includes an aggregation of operations that provide Internet-based e-procurement solutions for printed business materials to corporate customers. The Software segment includes development and sales of graphic-design and print file preparation software applications for corporate customers and individuals.

      Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenues and income based upon internal accounting methods. The measure of profit or loss used for each reportable segment is net income or loss. Corporate costs and interest expense are included in the Printing segment. There is no inter-segment revenue on transactions between reportable segments.

      Information on reportable segments and reconciliation to consolidated financial information is as follows (in thousands):

Three months ended March 31,                                 Printing       Software      Consolidated
----------------------------                                 --------       --------      ------------
2001
Revenues ..............................................      $ 11,510       $  3,115       $  14,625
Net loss ..............................................       (12,017)        (3,152)        (15,169)
Total assets ..........................................        80,478         38,155         118,633

------------------------------------------------------------------------------------------------------

2002
Revenues ..............................................      $  9,092       $  3,040       $  12,132
Net (loss) income before cumulative effect of change
  in accounting principle .............................        (7,346)           116          (7,230)
Cumulative effect of change in accounting principle ...            --        (30,195)        (30,195)
Net Loss ..............................................        (7,346)       (30,079)        (37,425)
Total assets ..........................................        54,366            912          55,278

7. LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT AND ABANDONED COPYRIGHTS

      During the first quarter of 2001, the Company closed its PrintBid.com marketplace and implemented other cost saving measures. As a result of these actions, it was determined that certain property and equipment, primarily internally developed software designed to support this marketplace, was unlikely to provide future benefit to the Company. Accordingly, $1.5 million was written off as a loss on disposal of property and equipment and was included in general and administrative expense in March 2001.

      During the quarter ended March 2002, it was determined that certain property and equipment, primarily leasehold improvements related to surrendered office space, and certain abandoned copyrights would not provide future benefit to the Company. Accordingly, approximately $1.2 million was written off as a loss on disposal of property and equipment and abandoned copyrights, and is included in general and administrative expense in March 2002.

8. COMMITMENTS

      In January 2002, the Company renegotiated the lease for its Kirkland headquarters. As a result, the Company paid a lease termination fee of $667,000 and surrendered approximately 42% of its Kirkland space. The fee was paid by a partial draw-down on a $1.6 million Letter of Credit (restricted cash) held by the landlord as a security deposit for the lease. Pursuant to this transaction, the Company's future rental payments have been reduced by $363,000, $432,000 and $450,000 in 2002, 2003 and 2004, respectively. The $667,000 lease termination fee was recorded as general and administrative expense in the first quarter of 2002.

9. SUBSEQUENT EVENT

      In April 2002, the Company repaid the outstanding balance on the line of credit in the amount of $5.0 million. This $5.0 million line of credit is available to the Company through December 31, 2002. Pursuant to the terms of the line of credit, the Company must maintain a minimum balance of cash and cash equivalents of $3.5 million. If the Company's cash and cash equivalent balances fall below $3.5 million, the line of credit may not be available to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis presents a review of ImageX, Inc. and its subsidiaries (collectively, the "Company") for the three months ended March 31, 2001 and 2002. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2001 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

      When you read this section of our Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this report. The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements we make in this Form 10-Q, other than statements of historical fact, are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described in the section entitled "Risk Factors Affecting ImageX's Operating Results". You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward-looking statements, except as required by the securities laws.

CRITICAL ACCOUNTING POLICIES

      We have identified the policies below as critical to an understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2001. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

      o Valuation of acquired businesses and assets. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that materially affect our financial condition and results of operations. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead subject to a periodic impairment test at least annually.

      o Impairment of goodwill and indefinite lived intangibles. In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its reporting units and then provided a fair value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. The valuation process used many assumptions and estimates in determining the fair value of the assets. These assumptions and estimates were based on our best judgments. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.

      o Impairment of long-lived assets and other intangibles. Property and equipment, definite lived intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 applies to all long-lived assets including discontinued operations. SFAS No. 144 requires the Company to periodically review long-lived assets, other intangibles and reporting segments for impairment. Long-lived assets, other intangibles and reporting segments that the Company is "more likely than not" to sell or otherwise dispose of before the end of the asset's previously estimated useful life must be reviewed for impairment. Management's judgments regarding the existence of impairment indicators and the determination of assets that may be sold or otherwise disposed are based on legal factors, market conditions and the operational performance of our long-lived assets, other intangibles and reporting segments. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.

OVERVIEW

General

      ImageX provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. We derive substantially all our revenues from the e-procurement and sale of printed business materials and software products and services, which include graphic-design and print file preparation software applications. Significant milestones during the quarter ended March 31, 2002 included:

      o Major cost savings measures implemented. During the first quarter, the Company reduced its staff by approximately 13%. Total operating expenses declined by $8.7 million or approximately 43% compared to 2001. Total cash used by operating activities declined by $5.5 million or approximately 71% compared to 2001.

      o New Web sites, new products and order volume. During the first quarter, 12 new customized corporate Web sites went live and 635 new products were set up on customer Web sites. Order volume for the quarter ended March 31, 2002 grew to 54,880 items, an increase of 28% compared to 42,765 in the prior quarter and up 17% from 46,935 items, for the quarter ended March 31, 2002.

RESULTS OF OPERATIONS

      We have incurred significant net losses since our inception. As of March 31, 2002, we had accumulated a deficit of $158.6 million. Our limited operating history and the uncertain and emerging nature of our market make it difficult to assess our prospects or predict our future results of operations. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

      Revenues

      The Company's printing products include business cards, general office products and marketing and promotional materials. Through the ImageX Print System and its wholly-owned subsidiaries, Image Press, Inc. ("Image Press"), FA Graphics, Inc. ("FA Graphics"), and Howard Press, Inc. ("Howard Press"), the Company generally recognizes printing revenues when orders are shipped to the customer and when the Company has fulfilled all of its contractual obligations.

Service revenues generated from the creation of Web sites for customers to use our ImageX Print System are deferred and recognized over the estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the maintenance contract period, typically 12 months. We charge customers for printed products they order in accordance with negotiated customer-specific pricing arrangements. In the commercial printing industry, prices tend to move in correlation with paper prices. We generally have been able to pass fluctuations in paper pricing through to our customers, an industry standard practice, although this cannot be assured in the future. We also offer volume discounts to customers, which we expect will continue. Orders are fulfilled through our network of approximately 20 vendors and our own three operating facilities and are shipped directly to customers under the ImageX brand.

      In 2000, the Company acquired Extensis, Inc. ("Extensis") and began selling software products and services. We sell software products and services to distributors, resellers, end user customers and to some distributors that reproduce, localize, and package our products. Revenues from these sales are recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. We generally provide distributors and resellers a sixty-day right of return. An allowance is recorded for estimated product returns.

      Our customers include a wide variety of businesses, from Fortune 1000 companies to medium size companies. A substantial portion of our revenues has been derived from customers that have come to ImageX by means of our acquisitions in 1999 and 2000.

(in thousands)                           Three Months Ended March 31,
                                         ----------------------------
                                            %                    %           %
                                 2001     Total      2002      Total      Growth
                                 ----     -----      ----      -----      ------
Revenues:
   Printing segment........    $11,510      79%    $ 9,092       75%       (21%)
   Software segment........      3,115      21       3,040       25         (2)
                               -------     ---     -------      ---
        Total revenues.....    $14,625     100%    $12,132      100%       (17%)
                               =======     ===     =======      ===

      The decrease in revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily attributable to the Printing segment. Printing segment revenues decreased by $2.4 million due to a change in the mix of product orders to lower priced products, the loss of revenue from three major customers facing economic difficulties in the Company's east coast operations and the general slow down in the U.S. economy. Revenues in the Software segment for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 were down slightly primarily due to the general slow down in the U.S. economy. Management anticipates that revenue growth in both business segments will be rather modest to flat in 2002 due to a slow economy in the first half of 2002. Management expects the economy and our business to recover somewhat in the second half of 2002. However, our revenue has been volatile over the last few quarters and future trends are difficult to predict. Actual results may be materially different than we predict and may even decline.

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

(in thousands)                                  Three Months Ended March 31,
                                                ----------------------------

                                            2001            2002          Change
                                            ----            ----          ------
Gross profit:
   Printing segment ..............         $2,068          $1,805          (13%)
   Software segment ..............          2,584           2,468           (4)
                                           ------          ------
        Gross profit .............         $4,652          $4,273           (8%)
                                           ======          ======

Gross margin:
   Printing segment ..............             18%             20%
   Software segment ..............             83              81
   Consolidated ..................             32              35

      The decrease in gross profit for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily related to the decrease in revenues from the Printing segment. Gross margin in the Printing segment increased primarily due to the conversion of traditional customers to our automated print production technology. The efficiencies generated in the Printing segment were somewhat offset by the decrease in the Software segment gross margin for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The Software segment gross margin decreased primarily due to a change in product mix to products with lower margins. Management anticipates continued efficiencies in the Printing segment which we expect may result in higher gross margins for the remainder of 2002. Management expects gross margin in the Software segment to stay constant for the remainder of 2002.

      Operating Expenses

      Our business incurs operating expenses in three broad expense categories: general and administrative, sales and marketing, and product development. Throughout 2001 and during the first quarter of 2002, the Company reduced its staff and implemented non-staff cost reductions. These cost reduction initiatives resulted in a decrease in operating expenses of $6.5 million compared to the three months ended March 31, 2001. We believe that cost-reduction initiatives implemented during the first quarter of 2002 will reduce our operating expenses both on an absolute dollar basis and as a percentage of sales in 2002 compared to 2001.

      General and Administrative Expenses

(in thousands)                                   Three Months Ended March 31,
                                                 ----------------------------

                                                2001          2002        Change
                                                ----          ----        ------
General and administrative .............       $8,663        $6,650        (23%)
Percentage of revenues .................           59%           55%

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel, as well as depreciation and amortization on property and equipment excluding machinery, outside professional services and facilities related expenses.

      The decrease in general and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to a decrease in the Printing segment of $1.4 million and a decrease in the Software segment of $0.6 million. Decreases in the Printing and Software segments were primarily related to the cost-reduction initiatives implemented during 2001, which significantly reduced compensation expense and related contractor and consulting fees, other expenses and rent. The decrease in the Printing segment was offset by a lease termination fee of $667,000 related to the restructuring of our office lease in Kirkland.

      Sales and Marketing Expenses

(in thousands)                                   Three Months Ended March 31,
                                                 ----------------------------

                                              2001           2002         Change
                                              ----           ----         ------
Sales and marketing .................        $5,949         $3,012         (49%)
Percentage of revenues ..............            41%            25%

      Sales and marketing expenses consist primarily of salaries and related benefits for sales, marketing, customer service and technical support personnel, advertising expenses, marketing expenses and travel expenses. The decrease in sales and marketing expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to a decrease in expenses in the Printing segment. The decrease in the Printing segment included a $1.1 million reduction in compensation expense due to a reduction in staffing and a $0.8 million decrease in travel, telephone and other employee related expenses. Sales and marketing expenses in the Software segment decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to a $0.4 million decrease in advertising expenses, a $0.3 million reduction in compensation expense due to a reduction in staffing and a $0.3 million decrease in travel, telephone and other employee related expenses.

      Product Development Expenses

(in thousands)                                   Three Months Ended March 31,
                                                 ----------------------------

                                              2001           2002         Change
                                              ----           ----         ------
Product development .................        $3,531         $1,461         (59%)
Percentage of revenues ..............            24%            12%

      Product development expenses consist primarily of salaries and benefits for developers, product managers, quality assurance personnel and payments to outside contractors for programming services. The decrease in product development expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was due entirely to staff reductions implemented in the second quarter of 2001 and staff reductions implemented in the first quarter of 2002 in the Printing segment. Product development expense in the Software segment for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 decreased primarily due to a staff reduction implemented in 2001.

      Amortization

      Amortization consists of the amortization of stock based compensation, goodwill and other intangible assets. The amortization of stock based compensation is a result of recording the difference between the fair value of our common stock at the date of grant of stock options and the exercise or purchase price of such securities, as applicable. Stock based compensation is amortized over the remaining vesting period of the stock or options. The amortization of goodwill and other intangible assets is a result of the acquisitions of FA Graphics and Image Press in 1999 and Extensis and Howard Press in 2000. As of December 31, 2001, the amortization of goodwill and other intangible assets is over periods ranging from 3 to 10 years. Upon adoption of SFAS No. 142 in January 2002, we discontinued amortization of goodwill.

      The amortization of stock based compensation was $78,000 and $187,000 for the three months ended March 31, 2001 and 2002, respectively. The unamortized portion of total stock based compensation is reflected as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

      The amortization of goodwill was $1.6 million for the three months ended March 31, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. The amortization of other intangibles was $0.4 million and $0.2 million for the three months ended March 31, 2001 and 2002, respectively. The decline in amortization of intangibles primarily resulted in the adoption of SFAS No 141, which resulted in $2.8 million of intangible assets being subsumed into goodwill.

      Loss From Operations

      Loss from operations is calculated as gross profit less operating expenses and is a function of revenues, cost of sales and other expenses, namely, general and administrative, sales and marketing, product development, and amortization of stock based compensation, goodwill and other intangible assets. We have incurred significant operating losses since our inception.

      Interest Income, Net

      Interest income, net, consists primarily of interest income and interest expense. Interest income was $508,000 and $133,000, and interest expense was $132,000 and $95,000 for the three months ended March 31, 2001 and 2002, respectively. The decrease in interest income is due primarily to the decrease in the cash and cash equivalent balance. The decrease in interest expense is due primarily to the decrease in notes payable.

      Income Taxes

      No provision for federal and state income taxes has been recorded to date because we have incurred net losses from inception through March 31, 2002. As of March 31, 2002, we had approximately $108.2 million of net operating loss carryforwards for federal income tax purposes, expiring in 2010 through 2021. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria for realization required by generally accepted accounting principles and, accordingly, no tax benefit has been recorded.

      Change in Accounting Principle

      On January 1, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Accordingly, the Company recorded a transitional impairment charge of approximately $30.2 million for the three months ended March 31, 2002. See "Impact Of Recently Issued Accounting Standards." Goodwill is tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. If the Company's revenues continue to decline, the Company may be required to take additional impairment charges in future periods.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred significant net losses since our inception. As of March 31, 2002, we had an accumulated deficit of $158.6 million. Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $17.4 million and $15.4 million at December 31, 2001 and March 31, 2002, respectively. The decrease in cash and cash equivalents during the three months ended March 31, 2002 resulted primarily from our net cash loss of approximately $3.7 million (net loss of $37.4 million less non-cash items of approximately $33.7 million), offset by a $2.0 million decrease in accounts receivable. Our working capital at March 31, 2002 was $15.1 million, compared to $18.6 million at December 31, 2001.

      As of March 31, 2002, outstanding debt consisted of a line of credit totaling $5.0 million. Pursuant to the terms of the line of credit, the Company must maintain a minimum balance of cash and cash equivalents of $3.5 million. If the Company's cash and cash equivalent balances fall below $3.5 million, the line of credit may not be available to the Company. In addition, the line of credit expires in December 2002 and the principal balance is due on December 31, 2002. In April 2002, the Company repaid the outstanding balance on the line of credit in the amount of $5.0 million.

We have no commitments for additional financing, and we may experience difficulty in renewing this line of credit on favorable terms, if at all. Other commitments at March 31, 2002 consisted of operating leases of $4.4 million.

      Net cash used by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, such as depreciation, amortization and cumulative effect of change in accounting principle, and the effect of changes in working capital. Net cash used by operating activities during the three months ended March 31, 2002 was $2.3 million, resulting from our net loss of $37.4 million, offset by non-cash items of $33.7 million and changes in working capital of $1.4 million.

      Net cash used in investing activities was $1.8 million for the three months ended March 31, 2001 compared to net cash provided by investing activities of $0.2 million for the three months ended March 31, 2002. Investing cash inflows consisted primarily of $667,000 release of restricted cash as a result of renegotiating our office lease offset by purchases of equipment and software.

      Net cash provided by financing activities was $60,000 for the three months ended March 31, 2002 and consisted of cash received from the sale of common stock pursuant to the Company's Employee Stock Purchase Plan.

      Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. In addition, any future funding may dilute the ownership of our shareholders. Our stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ National Market and our ability to obtain financing may suffer as a result.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 on January 1, 2002. In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its reporting units and then provided a fair value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation testing, the Company recorded a transitional impairment charge for a portion of the goodwill assigned to its Software reporting unit. The transitional impairment charge was approximately $30.2 million. Goodwill and intangible assets assigned to the Printing reporting units were not impaired since the fair value of these reporting units' assets exceeded their book value at the measurement date.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be January 1, 2003 and the Company is assessing what the impact of SFAS No. 143 will be on its results of operations and financial position.

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires these assets to be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this statement on January 1, 2002. The Company's adoption of this SFAS has not had a material impact on its financial statements.

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

      We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of March 31, 2002, we had an accumulated deficit of $158.6 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

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

      o Changes in financial estimates by us or securities analysts and recommendations by security analysts

      o Changes in capital structure, including issuance of additional debt or equity to the public

      The closing price of our common stock on March 31, 2002 was $.80 per share. NASDAQ National Market generally requires listed issuers to maintain a minimum bid price of $1.00, and may delist an issuer whose share price falls below that threshold for an extended period of time. If we are unable to meet the minimum listing requirements, we may be subject to delisting from the NASDAQ National Market which will likely have a material adverse effect on our common stock and would severely restrict our ability to raise additional capital.

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

      o     the timing of customer orders;

      o     impairment of long-lived assets;

      o     cumulative effect of accounting change;

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

      To Obtain New Customers, We Must Overcome Long Standing Customer Relationships And Long Sales Cycles. Many of the potential customers that we pursue through our direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our system, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX Print System. The period between initial contact and the purchase of our products through our online system is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year.

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

We currently have 3 patents issued. We have 83 U.S. patent applications pending, but we cannot be certain that any new patents will ultimately be issued.

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

      Our Revenues Are Attributable to A Small Number of Customers; The Loss of Any One of Which Could Harm Our Financial Results. We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future, however, no single customer accounted for more than 10% of revenues for the three months ended March 31, 2002. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

      Extensis is Dependent On The Apple Mac Operating System And Can Be Adversely Affected By Market Developments That Are Adverse to Mac As Well As By Delays Caused By Extensis' Failure to Develop And Introduce New Products That Respond to Rapidly Evolving Industry Standards. Although Extensis sells products for both the Mac and Microsoft Windows operating systems, a substantial portion of Extensis' revenues are derived from sales of products that are designed to work with the Mac operating system and are primarily marketed to Mac users. As a result, sales of Extensis products would be materially affected by market developments adverse to Mac based products, or Mac's decision to introduce or acquire products that compete directly with Extensis products. In this regard, Extensis' future success will depend on its ability to enhance its current products, to develop new products that meet changing customer needs on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes brought on by both Mac and Microsoft's Windows operating systems. Any failure by Extensis to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

      The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our $5 million line of credit bears interest at 4.7% and was repaid in April 2002. Related expense would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

      All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2002.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, ImageX and its affiliate companies are subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition, operating results and cash flows.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMAGEX, INC.
                                       (Registrant)


Date: May 15, 2002                     By /s/ Robin L. Krueger
                                       -----------------------------------------
                                          Robin L. Krueger
                                          Chief Financial Officer
                                          (duly authorized officer and principal
                                          financial and accounting officer)