Form 10-Q
period 2002-06-30
IMAGEX COM INC
filed 2002-08-09
CIK 1072369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

      The number of shares of common stock, $0.01 par value, outstanding on July 29, 2002 was 31,080,139.

                                  IMAGEX, INC.

                                    CONTENTS

                                                                                              Page No.
PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited) ..............................    3

        Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002
          (unaudited) ........................................................................    3

        Condensed Consolidated Statements of Operations for the Three and Six Months Ended
          June 30, 2001 and June 30, 2002 (unaudited) ........................................    4

        Condensed Consolidated Statements of Comprehensive Loss for the Three and Six
          Months Ended June 30, 2001 and June 30, 2002 (unaudited) ...........................    4

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
          2001 and June 30, 2002 (unaudited) .................................................    5

        Notes To Condensed Consolidated Financial Statements (unaudited) .....................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations .........................................................................   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........................   24

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ....................................................................   25

Item 4. Submissions of Matters to a Vote of Security Holders .................................   25

Item 6. Exhibits and Reports on Form 8-K .....................................................   25

SIGNATURES ...................................................................................   26

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  IMAGEX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                      December 31,      June 30,
                                                                                          2001            2002
                                                                                      ------------     ---------
Assets
Current assets:
   Cash and cash equivalents ....................................................      $  17,375       $  13,053
   Accounts receivable (net of allowance for doubtful accounts and returns of
      $924 and $788, respectively) ..............................................          8,062           6,553
   Inventories, net .............................................................          2,935           2,441
   Prepaid expenses and other current assets ....................................            637             826
                                                                                       ---------       ---------
      Total current assets ......................................................         29,009          22,873

Restricted cash .................................................................          1,600             933
Property and equipment, net .....................................................         16,493          12,700
Goodwill ........................................................................         37,022           9,662
Other intangible assets, net ....................................................          8,875           5,216
                                                                                       ---------       ---------
      Total assets ..............................................................      $  92,999       $  51,384
                                                                                       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable .............................................................      $   2,485       $   1,701
   Short-term note payable ......................................................          5,000           5,000
   Accrued liabilities ..........................................................          2,932           3,207
                                                                                       ---------       ---------
      Total current liabilities .................................................         10,417           9,908

Shareholders' equity:
   Common stock, $0.01 par value; 70,000 shares authorized; 30,876 and 31,080
      shares issued and outstanding, respectively ...............................            309             311
   Additional paid-in capital ...................................................        203,598         203,862
   Deferred stock based compensation ............................................            (84)            (24)
   Notes receivable from shareholders ...........................................            (52)            (28)
   Accumulated deficit ..........................................................       (121,189)       (162,645)
                                                                                       ---------       ---------
      Total shareholders' equity ................................................         82,582          41,476
                                                                                       ---------       ---------

      Total liabilities and shareholders' equity ................................      $  92,999       $  51,384
                                                                                       =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMAGEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                                               Three Months Ended       Six Months Ended
                                                                    June 30                 June 30
                                                                    -------                 -------
                                                                2001        2002        2001        2002
                                                                ----        ----        ----        ----
Revenues ..................................................   $ 15,551    $ 12,225    $ 30,176    $ 24,358
Cost of revenues ..........................................     10,030       7,283      20,003      15,143
                                                              --------    --------    --------    --------
Gross profit ..............................................      5,521       4,942      10,173       9,215

Operating expenses:
  General and administrative (excluding
    amortization of stock based compensation of
    $242, $25, $500 and $212) .............................      6,416       4,438      15,079      11,088
  Sales and marketing .....................................      4,288       2,930      10,237       5,942
  Product development (excluding amortization of
    stock based compensation of $0, $0, ($180)
    and $0) ...............................................      3,101       1,386       6,631       2,847
  Amortization of goodwill ................................      1,213          --       2,785          --
  Amortization of stock based compensation and
    other intangibles .....................................        644         268       1,127         685
                                                              --------    --------    --------    --------
Total operating expenses ..................................     15,662       9,022      35,859      20,562
                                                              --------    --------    --------    --------

Loss from operations ......................................    (10,141)     (4,080)    (25,686)    (11,347)

  Interest income, net ....................................        212          49         588          86
                                                              --------    --------    --------    --------

Loss before cumulative effect of change in accounting
  principle ...............................................     (9,929)     (4,031)    (25,098)    (11,261)

Cumulative effect of change in accounting principle .......         --          --          --     (30,195)
                                                              --------    --------    --------    --------

Net loss ..................................................   $ (9,929)   $ (4,031)   $(25,098)   $(41,456)
                                                              ========    ========    ========    ========

Basic and diluted net loss per share:
  Loss before cumulative effect of change in
    accounting principle ..................................   $  (0.36)   $  (0.13)   $  (0.93)   $  (0.36)

  Cumulative effect of change in accounting principle .....         --          --          --       (0.98)
                                                              --------    --------    --------    --------
  Basic and diluted net loss per share ....................   $  (0.36)   $  (0.13)   $  (0.93)   $  (1.34)
                                                              ========    ========    ========    ========

Weighted-average shares outstanding, basic and diluted ....     27,342      30,893      26,853      30,860
                                                              ========    ========    ========    ========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss ..................................................   $ (9,929)   $ (4,031)   $(25,098)   $(41,456)

Other comprehensive loss:
  Foreign currency translation ............................         42          --          27          --

                                                              --------    --------    --------    --------
Comprehensive loss ........................................   $ (9,887)   $ (4,031)   $(25,071)   $(41,456)
                                                              ========    ========    ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMAGEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                        June 30
                                                                                        -------
                                                                                    2001        2002
                                                                                    ----        ----
Cash flows from operating activities
Net loss ......................................................................   $(25,098)   $(41,456)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle ........................         --      30,195
   Depreciation and amortization ..............................................      7,611       4,318
   Amortization of stock based compensation ...................................        320         212
   Loss on disposal of property and equipment and abandoned copyrights, net ...      1,456       1,129
   Provision for doubtful accounts and returns ................................        311        (136)
   Other ......................................................................        (85)         --
   Change in operating assets and liabilities .................................        414       1,346
                                                                                  --------    --------

      Net cash used in operating activities ...................................    (15,071)     (4,392)
                                                                                  --------    --------

Cash flows from investing activities
   Purchases of property and equipment, net ...................................     (2,859)       (742)
   Proceeds from sale of property and equipment ...............................         --          73
   Release of restricted cash collateralized for letter of credit .............        812         667
                                                                                  --------    --------

      Net cash used in investing activities ...................................     (2,047)         (2)
                                                                                  --------    --------

Cash flows from financing activities
   Repayments of line of credit ...............................................     (3,975)     (5,000)
   Proceeds from line of credit ...............................................         --       5,000
   Proceeds from exercise of employee stock options ...........................         13          12
   Proceeds from issuance of common stock related to
      the Employee Stock Purchase Plan ........................................        376          36
   Proceeds from sales of common stock ........................................      4,850          --
   Purchase price adjustment for Extensis .....................................       (277)         --
   Proceeds from repayment of notes receivable from shareholders ..............         24          24
                                                                                  --------    --------

      Net cash provided by financing activities ...............................      1,011          72

Effect of exchange rate changes on cash .......................................         27          --
                                                                                  --------    --------

Net decrease in cash and cash equivalents .....................................    (16,080)     (4,322)
Cash and cash equivalents at:
   Beginning of period ........................................................     40,420      17,375
                                                                                  --------    --------
   End of period ..............................................................   $ 24,340    $ 13,053
                                                                                  ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMAGEX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

      ImageX, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company provides Internet-based business-to-business e-procurement services for printed business materials, traditional printing services, and designs and markets graphic-design software. The Company's printing products include business cards, general office products and marketing and promotional materials. The Company's products and services include the following:

      o ImageX Channel Marketing System, a customized, Internet-based solution which enables medium to large corporate customers to manage the distribution of sales and marketing communications to both direct and indirect sales channels. The system integrates all the functions required for channel support and includes a transaction engine, which facilitates automated ordering and fulfillment of printed material. This system was released in May 2002.

      o ImageX Print System, a customized, secure Web site product suite for medium to large corporate customers providing four product offerings: e-Procure, e-Brand, e-Print and Enterprise. This system reflects the Company's focus on quality printing delivered through technology.

      o Extensis graphic-design software including Portfolio media asset manager, Suitcase font manager, a Web-based digital file-checking software, Preflight Online, and product plug-ins which extend the capability of certain third-party software products.

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

2.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Pursuant to SFAS No. 142, goodwill is tested at the reporting unit annually and upon the occurrence of any event indicating a potential impairment of goodwill. Amortization of goodwill ceased on January 1, 2002.

      The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its reporting units and then provided a fair value opinion of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 142 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. Based upon the results of the valuation opinion, the Company recorded a transitional impairment charge in March 2002 for a portion of the goodwill assigned to its Software reporting unit. This transitional impairment charge was approximately $30.2 million. The effect of adopting SFAS No. 142 has been reported as a cumulative effect of change in accounting principle for the six months ended June 30, 2002. Goodwill and intangible assets assigned to the Printing reporting units were not impaired since the fair value opinion of these reporting units' assets exceeded their book value at the measurement date.

       In the future, impairment must be assessed at least annually for these assets, or when indicators of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

      In accordance with SFAS No. 141, approximately $2.8 million of net trained workforce was reclassified from intangible assets to goodwill on January 1, 2002. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

                                                           Segment
                                                    ---------------------
                                                    Printing     Software     Consolidated
                                                    --------     --------     ------------
Goodwill:
Balance as of December 31, 2001 ...............      $4,099      $ 32,923       $ 37,022
 Trained workforce reclassified as goodwill ...       2,019           751          2,770
 Purchase price earn out ......................          65            --             65
 Transitional impairment charge ...............          --       (30,195)       (30,195)
                                                     ------      --------       --------

Balance as of June 30, 2002 ...................      $6,183      $  3,479       $  9,662
                                                     ======      ========       ========

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. A reconciliation of the previously reported net income and earnings per share, as if SFAS No. 142 had been adopted as of January 1, 2001, is as follows (in thousands except per share data):

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                              --------                     --------
                                                         2001          2002          2001           2002
                                                         ----          ----          ----           ----
Reported net loss ...............................      $(9,929)      $(4,031)      $(25,098)      $(41,456)
Add back: Goodwill amortization .................        1,213            --          2,785             --
                                                       -------       -------       --------       --------

Adjusted net loss ...............................      $(8,716)      $(4,031)      $(22,313)      $(41,456)
                                                       =======       =======       ========       ========

Reported basic and diluted net loss per share ...      $ (0.36)      $ (0.13)      $  (0.93)      $  (1.34)
Add back: Goodwill amortization .................         0.04            --           0.10             --
                                                       -------       -------       --------       --------

Adjusted basic and diluted net loss per share ...      $ (0.32)      $ (0.13)      $  (0.83)      $  (1.34)
                                                       =======       =======       ========       ========

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires these assets to be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this statement on January 1, 2002. The Company's adoption of SFAS 144 has not had a material impact on its financial statements.

       In the future, impairment of long-lived assets must be assessed in accordance with SFAS No. 144 at least annually, or when indicators of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of long-lived assets to the then determined fair value.

3.    INVENTORIES

      Inventories consisted of the following at (in thousands):

                                                    December 31,        June 30,
                                                        2001              2002
                                                    ------------        --------
Raw materials and supplies .................           $1,254            $  916
Work-in-process ............................              568               521
Finished goods .............................            1,113             1,004
                                                       ------            ------
                                                       $2,935            $2,441
                                                       ======            ======

4.    OTHER INTANGIBLE ASSETS, NET

      The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2001 and June 30, 2002 are as follows (in thousands):

                                    December 31, 2001                      June 30, 2002
                              -------------------------------     -------------------------------
                               Gross                               Gross
                              Carrying   Accumulated    Book      Carrying   Accumulated    Book
                               Amount   Amortization    Value      Amount   Amortization    Value
                               ------   ------------    -----      ------   ------------    -----
Customer list ..........      $ 5,200      $1,536      $3,664      $5,200      $2,005      $3,195
Trained workforce ......        4,358       1,588       2,770          --          --          --
Existing technology ....        2,060       1,047       1,013       2,060       1,390         670
Patents and other ......        1,983         555       1,428       1,895         544       1,351
                              -------      ------      ------      ------      ------      ------

                              $13,601      $4,726      $8,875      $9,155      $3,939      $5,216
                              =======      ======      ======      ======      ======      ======

      Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: $0.8 million, $1.3 million, $0.9 million, $0.6 million and $0.2 million, for the remainder of 2002, fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

5.    BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase.

      Basic net loss per share excludes the effect of restricted stock subject to repurchase from the weighted average shares of common stock outstanding. The weighted average shares of restricted stock subject to repurchase totaled 225,837 and 99,670 shares for the three months ended June 30, 2001 and 2002, respectively and 250,122 and 114,586 shares for the six months ended June 30, 2001 and 2002.

      Dilutive securities include options, warrants, and restricted stock subject to repurchase. Potentially dilutive securities totaling 5,713,044 and 6,713,495 shares as of June 30, 2001 and 2002, respectively, were excluded from diluted loss per share because of their antidilutive effect.

6.    SEGMENT INFORMATION

      The Company classifies its business into two major segments: Printing and Related Technology Services (the "Printing" segment) and Software Products and Services (the "Software" segment). The Printing segment includes an aggregation of operations that provide Internet-based e-procurement solutions as well as traditional print services for printed business materials to corporate customers. The Software segment includes development and sales of graphic-design and print file preparation software applications for corporate customers and individuals.

      Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenues and income based upon internal accounting methods. The Company's measure of profit or loss used for each reportable segment is net income or loss. Corporate costs and interest expense are included in the Printing segment. The Company records no inter-segment revenue on transactions between reportable segments.

      Information on reportable segments and reconciliation to consolidated financial information is as follows (in thousands):

Three months ended June 30,                                    Printing       Software     Consolidated
---------------------------                                    --------       --------     ------------
  2001
  ----
  Revenues ..............................................      $ 12,627       $  2,924       $ 15,551
  Net loss ..............................................        (6,997)        (2,932)        (9,929)

  2002
  ----
  Revenues ..............................................      $  8,771       $  3,454       $ 12,225
  Net (loss) income .....................................        (4,438)           407         (4,031)

Six months ended June 30,                                      Printing       Software     Consolidated
-------------------------                                      --------       --------     ------------
  2001
  ----
  Revenues ..............................................      $ 24,138       $  6,038       $ 30,176
  Net loss ..............................................       (19,014)        (6,084)       (25,098)
  Total assets ..........................................        74,888         35,336        110,224

  2002
  ----
  Revenues ..............................................      $ 17,863       $  6,495       $ 24,358
  (Loss) income before cumulative effect of change in
    accounting principle ................................       (11,784)           523        (11,261)
  Cumulative effect of change in accounting principle ...            --        (30,195)       (30,195)
  Net loss ..............................................       (11,784)       (29,672)       (41,456)
  Total assets ..........................................        50,255          1,129         51,384

7.    LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT AND ABANDONED COPYRIGHTS

      During the first quarter of 2001, the Company closed its PrintBid.com marketplace and implemented other cost saving measures. As a result of these actions, it was determined that certain property and equipment, primarily internally developed software designed to support this marketplace, was unlikely to provide future benefit to the Company. Accordingly, approximately $1.5 million was written off as a loss on disposal of property and equipment and was included in general and administrative expense for the six months ended June 30, 2001.

      During the quarter ended March 31, 2002, it was determined that certain property and equipment, primarily leasehold improvements related to surrendered office space, and certain abandoned copyrights would not provide future benefit to the Company. Accordingly, approximately $1.2 million was written off as a loss on disposal of property and equipment and abandoned copyrights, and is included in general and administrative expense for the six months ended June 30, 2002.

8.    COMMITMENTS

      The Company leases its facilities and certain equipment under noncancelable operating leases, which expire between January 2003 and December 2007. In April 2002, the Company renewed the lease for one of its printing facilities. In January 2002, the Company renegotiated the lease for its Kirkland headquarters. As a result, the Company paid a lease termination fee of $667,000 and surrendered approximately 42% of its Kirkland space. The fee was paid by a partial draw-down on a $1.6 million Letter of Credit (restricted cash) held by the landlord as a security deposit for the lease. The $667,000 lease termination fee was recorded as general and administrative expense for the six months ended June 30, 2002. Total rent expense incurred under operating leases for the three and six months ended June 30, 2001 and 2002 was approximately $1.0 million, $0.4 million, $2.4 million and $1.5 million, respectively. At June 30, 2002, the approximate future lease payments for the remainder of the lease terms were as follows (in thousands):

                                  June 30, 2002
                                  -------------

                            2002 .........     $1,083
                            2003 .........      1,784
                            2004 .........      1,417
                            2005 .........        415
                            2006 .........        175
                            Thereafter ...          8
                                               ------
                                               $4,882
                                               ======

9.    LIQUIDITY

      The Company has never been profitable and it is anticipated that the Company will continue to incur net losses in future periods. To become profitable, the Company must significantly increase revenues by obtaining new customers and generating additional revenues from existing customers, control expenses and improve gross margins. The Company has experienced revenue declines in recent periods and may continue to incur operating losses for some time. As of June 30, 2002, the Company had an accumulated deficit of $162.6 million. Although the Company has experienced revenue growth in the past, revenues may not continue at their current level, or increase in the future.

      Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. As of June 30, 2002, outstanding debt consisted of a line of credit totaling $5.0 million. Pursuant to the terms of the line of credit, the Company must maintain a minimum balance of cash and cash equivalents of $3.5 million. If the Company's cash and cash equivalents balances fall below $3.5 million, the line may not be available to the Company. In addition, the line of credit expires in December 2002 and the principal balance is due on December 31, 2002. We have no commitments for additional financing, and we may experience difficulty in renewing this line of credit on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations, dispose of certain assets at less than book value or prevent us from pursuing our growth strategy. In addition, any future funding may dilute the ownership of our shareholders. Our stock is currently trading at prices less than $1.00 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ SmallCap Market and our ability to obtain financing may suffer as a result.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be January 1, 2003 and the Company is assessing what impact SFAS No. 143 will have on the Company's results of operations and financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for the financial accounting and reporting for costs associated with exit or disposal activities. The adoption date for the Company will be January 1, 2003 and the Company is assessing what impact SFAS No. 146 will have on the Company's results of operations and financial position.

11.   SUBSEQUENT EVENTS

      In July 2002, the Company repaid the outstanding balance on its line of credit in the amount of $5.0 million. This $5.0 million line of credit is available to the Company through December 31, 2002.

      In August 2002, the Company entered into a purchase contract for computer-to-plate equipment for approximately $450,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis presents a review of ImageX, Inc. and its subsidiaries (collectively, the "Company") for the three and six months ended June 30, 2001 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2001 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

      We believe you must take into account certain of our accounting policies to fully understand our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2001. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

   o Valuation of acquired businesses and assets. Our business acquisitions typically result in goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that materially affect our financial condition and results of operations. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead subject to a periodic impairment test at least annually, or when indicators of impairment exist.

   o Impairment of goodwill and indefinite lived intangibles. In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its reporting units and then provided a fair value opinion of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. The valuation opinion used many assumptions and estimates in determining the fair value of the assets. These assumptions and estimates were based on our best judgments. In the future, impairment must be assessed at least annually for these assets, or when indicators of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

   o Impairment of long-lived assets and other intangibles. Property and equipment, definite-lived intangibles and certain other long-lived assets are amortized over their estimated useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 applies to all long-lived assets including discontinued operations. SFAS No. 144 requires the Company to periodically review long-lived assets, other intangibles and reporting segments for impairment. Long-lived assets, other intangibles and reporting segments that the Company is "more likely than not" to sell or otherwise dispose of before the end of the asset's previously estimated useful life must be reviewed for impairment. In the future, impairment must be assessed at least annually for these assets, or when indicators of impairment exist. Management's judgments regarding the existence of impairment indicators and the determination of assets that may be sold or otherwise disposed are based on legal factors, market conditions and the operational performance of our long-lived assets, other intangibles and reporting segments. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

OVERVIEW

General

      ImageX provides Internet-based business-to-business e-procurement services for printed business materials and designs and markets graphic-design software. We derive substantially all our revenues from traditional printing services and sale of printed business materials and software products and services, which include graphic-design and print file preparation software applications. Significant milestones during the quarter ended June 30, 2002 included:

   o Version 2.0 of the ImageX Channel Marketing System launched. During the second quarter, the Company successfully released version 2.0 of the ImageX Channel Marketing System, and signed its first contract with a Channel Marketing System customer.

   o Growth of patent portfolio. During the second quarter, the Company received two additional patents bringing the total to four patents on its print production technology. We received two additional patents in August 2002.

   o Enterprise sales force on board. In the second quarter, the Company added 10 highly-experienced account managers to its sales force. Additionally, an enterprise-selling approach was implemented that includes a rigorous, customized, hard and soft dollar return on investment analysis for customers, based in part on documented customer cost savings.

   o Cost savings measures implemented. During the second quarter, the Company reduced its staff by approximately 6%. Total operating expenses declined by $6.6 million, or approximately 42%, compared to the three months ended June 30, 2001. Total cash used by operating activities declined by $5.2 million, or approximately 71%, compared to the three months ended June 30, 2001.

   o Continued enhancements to the ImageX Print System. During the second quarter, the Company released version 4.5 of the ImageX Print System. This version offers a shopping cart feature, which streamlines the ordering process.

   o New Web sites, new products and order volume. During the second quarter, 4 new customized corporate Web sites went live and 245 new products were set up on customer Web sites. Order volume for the quarter ended June 30, 2002 grew to 58,152 items, an increase of 6% compared to 54,880 in the prior quarter and down 11% from 65,033 items, for the quarter ended June 30, 2001.

RESULTS OF OPERATIONS

      We have incurred significant net losses since our inception. As of June 30, 2002, we had accumulated a deficit of $162.6 million. Our limited operating history and the uncertain and emerging nature of our products and market make it difficult to assess our prospects or predict our future results of operations. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

   Revenues

      Our printing products include business cards, general office products and marketing and promotional materials. Through the ImageX Print System and our wholly-owned subsidiaries, Image Press, Inc. ("Image Press"), FA Graphics, Inc. ("FA Graphics"), and Howard Press, Inc. ("Howard Press"), we generally recognize printing revenues when orders are shipped to the customer and when we have fulfilled all of our contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System are deferred and recognized over the estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the maintenance contract period, typically 12 months. We charge customers for printed products they order in accordance with negotiated customer-specific pricing arrangements. In the commercial printing industry, prices tend to move in correlation with paper prices. We generally have been able to pass fluctuations in paper pricing through to our customers, an industry standard practice, although this cannot be assured in the future. We also offer volume discounts to customers, which we expect will continue. Orders are fulfilled through our network of approximately 17 vendors and our own three operating facilities and are shipped directly to customers under the ImageX brand.

      In 2000, we acquired Extensis, Inc. ("Extensis") and began selling Extensis software products and services. We sell these software products and services to distributors, resellers, end user customers and to some distributors that reproduce, localize, and package our products. Revenues from these sales are recognized when persuasive evidence of a contract exists, software has been delivered, the fee is fixed or determinable and collectibility is probable. We generally provide distributors and resellers a sixty-day right of return. An allowance is recorded for estimated product returns.

      Our customers include a wide variety of businesses, from Fortune 1000 companies to medium size companies. A substantial portion of our revenues has been derived from customers that have come to ImageX by means of our acquisitions in 1999 and 2000.

(in thousands)             Three Months Ended June 30,           Six Months Ended June 30,
                           ---------------------------           -------------------------
                          2001         2002      Change        2001         2002      Change
                          ----         ----      ------        ----         ----      ------
Revenues:
  Printing segment ...  $12,627      $ 8,771      (31%)      $24,138      $17,863      (26%)
  Software segment ...    2,924        3,454       18%         6,038        6,495        8%
                        -------      -------                 -------      -------
    Total revenues ...  $15,551      $12,225      (21%)      $30,176      $24,358      (19%)
                        =======      =======                 =======      =======

      The decrease in revenues for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was primarily attributable to the Printing segment. Printing segment revenues decreased due to a change in the mix of product orders to lower priced products, the loss of revenue from three major customers facing economic difficulties in our east coast operations and the general slow down in the U.S. economy. Revenues in the Software segment for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 increased primarily due to the release of new product enhancements and international product launches in late March 2002. We anticipate that revenue growth in both business segments will be modest to flat in the second half of 2002, as we begin building a revenue pipeline for the new Channel Marketing System. We expect the sales cycle for this new product to range between two months for small customers to more than 12 months for large customers. As such, we believe that revenues generated by the Channel Marketing System will not be material to revenue growth in the second half of 2002. However, our revenue has been volatile over the last few quarters and future trends are difficult to predict. Actual results may be materially different than we predict and may even decline.

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

(in thousands)                 Three Months Ended June 30,           Six Months Ended June 30,
                               ---------------------------           -------------------------
                             2001         2002       Change        2001         2002      Change
                             ----         ----       ------        ----         ----      ------
Gross profit:
  Printing segment ...      $3,177       $2,145       (32%)      $ 5,245       $3,950      (25%)
  Software segment ...       2,344        2,797        19%         4,928        5,265        7%
                            ------       ------                  -------       ------
    Gross profit .....      $5,521       $4,942       (10%)      $10,173       $9,215       (9%)
                            ======       ======                  =======       ======

Gross margin:
  Printing segment ...          25%          24%                      22%          22%
  Software segment ...          80           81                       82           81
  Gross margin .......          36           40                       34           38

      The decrease in gross profit for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was primarily due to the decrease in revenues from the Printing segment. Gross margin for the three months ended June 30, 2002 in the Printing segment decreased slightly due to decreased revenues in this segment partially offset by increased operating efficiencies realized from further utilization of our patented technologies. Gross margin on a consolidated basis increased for the three and six months ended June 30, 2002 due to an increase in the portion of total gross profit attributable the Software segment, as the Software segment achieves higher gross margins than the Printing segment. We expect gross margins to remain consistent with the first six months of 2002.

   Operating Expenses

      Our business incurs operating expenses in three broad expense categories: general and administrative, sales and marketing, and product development. Throughout fiscal 2001 and during the six months ended June 30, 2002, we reduced our staff and implemented non-staff cost reductions. These cost reduction initiatives resulted in a decrease in operating expenses of $6.6 million and $15.3 million compared to the three and six months ended June 30, 2001, respectively. We believe that cost-reduction initiatives implemented during the first and second quarter of 2002 will reduce our operating expenses both on an absolute dollar basis and as a percentage of sales in 2002 compared to 2001.

   General and Administrative Expenses

(in thousands)                         Three Months Ended June 30,            Six Months Ended June 30,
                                       ---------------------------            -------------------------
                                      2001         2002       Change        2001          2002      Change
                                      ----         ----       ------        ----          ----      ------
General and administrative:
  Printing segment ............      $5,181       $3,838       (26%)      $12,590       $ 9,847      (22%)
  Software segment ............       1,235          600       (51%)        2,489         1,241      (50%)
                                     ------       ------                  -------       -------
    Total .....................      $6,416       $4,438       (31%)      $15,079       $11,088      (26%)
                                     ======       ======                  =======       =======

Percentage of revenues ........          41%          36%                      50%           46%

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel, as well as depreciation and amortization on property and equipment excluding machinery, loss on disposal of property and equipment and abandonment of copyrights, outside professional services and facilities-related expenses.

      The decrease in general and administrative expenses for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was primarily due to a decrease in the Printing segment of $1.3 million and $2.7 million, respectively, and decreases in the Software segment of $0.6 million and $1.2 million, respectively. Decreases in the Printing and Software segments were primarily related to the cost-reduction initiatives implemented during 2001, which significantly reduced compensation expense and related contractor and consulting fees, rent and related facility costs. The decrease in the Printing segment was partially offset by a lease termination fee of $667,000 related to the restructuring of our office lease in Kirkland in March 2002. Management expects general and administrative expenses to remain consistent with the second quarter of 2002 for the remainder of fiscal 2002.

   Sales and Marketing Expenses

(in thousands)                      Three Months Ended June 30,            Six Months Ended June 30,
                                    ---------------------------            -------------------------
                                   2001         2002       Change        2001         2002      Change
                                   ----         ----       ------        ----         ----      ------
Sales and marketing:
  Printing segment .........      $2,581       $1,692       (34%)      $ 6,338       $3,497      (45%)
  Software segment .........       1,707        1,238       (27%)        3,899        2,445      (37%)
                                  ------       ------                  -------       ------
    Total ..................      $4,288       $2,930       (32%)      $10,237       $5,942      (42%)
                                  ======       ======                  =======       ======

Percentage of revenues .....          28%          24%                      34%          24%

      Sales and marketing expenses consist primarily of salaries and related benefits for sales, marketing, customer service and technical support personnel, advertising expenses, marketing expenses and travel expenses. The decrease in sales and marketing expenses for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was primarily due to a decrease in expenses in the Printing segment. The decrease in the Printing segment primarily resulted from a reduction in compensation and related expenses due to reductions in staffing. Sales and marketing expenses in the Software segment decreased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 primarily due to reductions of approximately $208,000 and $716,000, respectively, in advertising expenses, reductions of approximately $206,000 and $568,000, respectively, in compensation and related expenses from a reduction in staffing, and reductions of approximately $55,000 and $170,000, respectively, in travel, telephone and other related expenses. Management expects sales and marketing expenses to increase slightly during the second half of fiscal 2002 due to the expansion of our sales force and the implementation of our new enterprise selling approach.

   Product Development Expenses

(in thousands)                      Three Months Ended June 30,           Six Months Ended June 30,
                                    ---------------------------           -------------------------
                                   2001         2002       Change       2001         2002      Change
                                   ----         ----       ------       ----         ----      ------
Product development:
  Printing segment .........      $1,903       $  835       (56%)      $4,642       $1,791      (61%)
  Software segment .........       1,198          551       (54%)       1,989        1,056      (47%)
                                  ------       ------                  ------       ------
    Total ..................      $3,101       $1,386       (55%)      $6,631       $2,847      (57%)
                                  ======       ======                  ======       ======

Percentage of revenues .....          20%          11%                     22%          12%

      Product development expenses consist primarily of salaries and benefits for developers, product managers, quality assurance personnel and payments to outside contractors for programming services. The decrease in product development expenses in the Printing segment for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was due entirely to staff reductions implemented in 2001 and staff reductions implemented in the first quarter of 2002. Product development expenses in the Software segment for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 decreased primarily due to staff reductions implemented in 2001. Management expects product development expenses to remain consistent with the second quarter of 2002 for the remainder of fiscal 2002.

   Amortization of goodwill

      The amortization of goodwill and other intangible assets is a result of the acquisitions of FA Graphics and Image Press in 1999 and Extensis and Howard Press in 2000. As of December 31, 2001, the amortization of goodwill and other intangible assets is over periods ranging from 3 to 10 years. The amortization of goodwill was approximately $1.2 million and $2.8 million for the three and six months ended June 30, 2001, respectively. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased.

   Amortization of stock based compensation and other intangible assets

      Amortization consists of the amortization of stock based compensation and other intangible assets. The amortization of stock based compensation is a result of recording the difference between the fair value of our common stock at the date of grant of stock options and the exercise or purchase price of such securities, as applicable. Stock based compensation is amortized over the remaining vesting period of the stock or options.

      The amortization of stock based compensation was $242,000 and $25,000 for the three months ended June 30, 2001 and 2002, respectively, and $320,000 and $212,000 for the six months ended June 30, 2001 and 2002, respectively. The unamortized portion of total stock based compensation is reflected as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

      The amortization of other intangibles was approximately $631,000 and $415,000 for the three months ended June 30, 2001 and 2002, respectively, and approximately $1,094,000 and $817,000 for the six months ended June 30, 2001 and 2002, respectively. The decline in amortization of intangibles primarily resulted in the adoption of SFAS No 141, which resulted in $2.8 million of intangible assets being subsumed into goodwill.

   Interest Income, Net

      Interest income, net, consists primarily of interest income and interest expense. Interest income was $316,000 and $103,000, and interest expense was $104,000 and $54,000 for the three months ended June 30, 2001 and 2002, respectively. Interest income was $823,000 and $236,000, and interest expense was $235,000 and $150,000 for the six months ended June 30, 2001 and 2002, respectively. The decrease in interest income is due primarily to the decrease in the cash and cash equivalents balance. The decrease in interest expense was due primarily to the decrease in notes payable.

   Income Taxes

      No provision for federal and state income taxes has been recorded to date because we have incurred net losses from inception through June 30, 2002. As of June 30, 2002, we had approximately $112.0 million of net operating loss carryforwards for federal income tax purposes, expiring in 2010 through 2022. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the deferred income tax assets meet the criteria for realization required by generally accepted accounting principles and, accordingly, no tax benefit has been recorded.

   Change in Accounting Principle

      On January 1, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Accordingly, the Company recorded a transitional impairment charge of approximately $30.2 million for the six months ended June 30, 2002. See "Impact Of Recently Issued Accounting Standards." In the future, impairment must be assessed at least annually for these assets, or when indicators of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired. In addition, if the Company's revenues continue to decline, the Company may be required to take additional impairment charges in future periods.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred significant net losses since our inception. As of June 30, 2002, we have accumulated a deficit of $162.6 million. Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $17.4 million and $13.1 million at December 31, 2001 and June 30, 2002, respectively. The decrease in cash and cash equivalents during the six months ended June 30, 2002 resulted primarily from our net cash loss of approximately $5.8 million (net loss of $41.5 million less non-cash items of approximately $35.7 million), offset by a $1.5 million decrease in accounts receivable. Our working capital at June 30, 2002 was approximately $13.0 million, compared to approximately $18.6 million at December 31, 2001.

      As of June 30, 2002, outstanding debt consisted of a line of credit totaling $5.0 million. Pursuant to the terms of the line of credit, the Company must maintain a minimum balance of cash and cash equivalents of $3.5 million. If the Company's cash and cash equivalents balances fall below $3.5 million, the line of credit may not be available to the Company. In addition, the line of credit expires in December 2002 and the principal balance is due on December 31, 2002. In July 2002, the Company repaid the outstanding balance on the line of credit in the amount of $5.0 million. We have no commitments for additional financing, and we may experience difficulty in renewing this line of credit on favorable terms, if at all. Other commitments at June 30, 2002 consisted of operating leases of $4.9 million.

      Net cash used by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, such as depreciation, amortization and cumulative effect of change in accounting principle, and the effect of changes in working capital. Net cash used by operating activities during the six months ended June 30, 2002 was $4.4 million, resulting from our net loss of $41.5 million, offset by non-cash items of $35.7 million and changes in working capital of $1.3 million.

      Net cash used in investing activities was $2,000 for the six months ended June 30, 2002 and consisted primarily of $667,000 release of restricted cash as a result of renegotiating our office lease offset by purchases of equipment and software.

      Net cash provided by financing activities was $72,000 for the six months ended June 30, 2002 and consisted primarily of cash proceeds from the line of credit offset by repayments of the line of credit and cash received from the sale of common stock pursuant to the Company's Employee Stock Purchase Plan.

      Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations, dispose of certain assets at less than book value or prevent us from pursuing our growth strategy. In addition, any future funding may dilute the ownership of our shareholders. Our stock is currently trading at prices less than $1.00 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ SmallCap Market and our ability to obtain financing may suffer as a result.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its reporting units and then provided a fair value opinion of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation opinion, the Company recorded a transitional impairment charge for a portion of the goodwill assigned to its Software reporting unit. The transitional impairment charge was approximately $30.2 million. Goodwill and intangible assets assigned to the Printing reporting units were not impaired since the fair value opinion of these reporting units' assets exceeded their book value at the measurement date.

      According to SFAS No. 142, impairment must be assessed at least annually for these assets, or when indicators of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for the financial accounting and reporting for costs associated with exit or disposal activities. The adoption date for the Company will be January 1, 2003 and the Company is assessing what the impact of SFAS No. 146 will be on its results of operations and financial position.

RISK FACTORS AFFECTING IMAGEX'S OPERATING RESULTS

      You should carefully consider the risks described below and the other information in this report. While we have attempted to identify all risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline as a result of any of these risks. In assessing these risks, you should also refer to the other information in this report, including the consolidated financial statements and related notes.

      We May Be Unable To Meet Our Future Capital Requirements And Execute On Our Business Strategy. Because we are not currently generating sufficient cash to fund operations, we may need to raise additional capital in the future, in order to fund our operations and pursue our growth strategy. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. As a result, we cannot predict with certainty the timing or amount of our future capital needs. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations, dispose of certain assets at less than book value, or prevent us from pursuing our growth strategy.

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

      The Market Price Of Our Common Stock Has Been And May Continue To Be Volatile, Which Could Result In Losses For Security Holders and Our Securities May Be Delisted From The NASDAQ SmallCap Market Due To An Insufficient Minimum Bid Price. The trading price of our common stock has historically been highly volatile. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

      o     General economic conditions;
      o     Changes in interest rates;
      o Conditions or trends in the Internet, the e-commerce industry and print industry;
      o Fluctuations in the stock market in general and market prices for Internet-related companies in particular;
      o     Actual or anticipated variations in our quarterly operating results;
      o Changes in financial estimates by us or securities analysts and recommendations by security analysts
      o Changes in capital structure, including issuance of additional debt or equity to the public

      The closing price of our common stock on June 30, 2002 was $0.45 per share. The NASDAQ SmallCap Market generally requires listed issuers to maintain a minimum bid price of $1.00, and may delist an issuer whose share price falls below that threshold for an extended period of time. If we are unable to meet the minimum listing requirements, we may be subject to delisting from the NASDAQ SmallCap Market, which will likely have a material adverse effect on our common stock and would severely restrict our ability to raise additional capital.

      We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of June 30, 2002, we had an accumulated deficit of $162.6 million. Although we have experienced revenue growth in recent periods, our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

      If we are unable to increase our revenues and operating margins, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to eventually become profitable.

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

      Our Quarterly Results Are Difficult To Predict And Are Likely To Fluctuate, Which May Have An Impact On Our Stock Price. Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our common stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

      o our ability to obtain new customers for the ImageX Print System and the Channel Marketing System;
      o changes in our operating expenses and capital expenditure requirements;
      o our ability to retain our existing customers and increase sales to them;
      o     changes in the mix of printing and software services we sell;
      o     the timing of customer orders;
      o     impairment of long-lived assets;
      o     cumulative effect of accounting change;
      o     increased competition; and
      o     general or industry-specific economic conditions.

      Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict. Moreover, because of our short operating history and our acquisitions, period-to-period comparisons of our operating results are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

      To Obtain New Customers, We Must Overcome Long-Standing Customer Relationships And Long Sales Cycles. Many of the potential customers that we pursue through our direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our systems, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX Print System and the Channel Marketing System. The period between initial contact and the purchase of our products through our online system or the Channel Marketing System is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year. In addition our success will depend on revenues from the Channel Marketing System, which was released in the second quarter of 2002.

      A substantial majority of our revenues are derived from customers that we have obtained through acquisitions of print providers. A significant of this revenue is currently generated through traditional offline orders rather than through our online procurement system. We have historically made acquisitions using our common stock as a major portion of the consideration. With the recent closing prices of our common stock, it has become impractical to use it for such acquisitions. Furthermore, with the current state of capital markets, we are cognizant of our need to conserve cash. These factors together make it more difficult for us to obtain additional customers through acquisitions.

      Increases In Paper Prices And Shortages In Paper Supply Could Adversely Affect Our Gross Margins And Operating Results. The cost of paper is a principal factor in the pricing we receive from our network of commercial printing vendors and our own pricing through our three production facilities. We have generally been able to pass increases in the cost of paper on to customers. Decreases in paper costs generally result in lower prices to customers. If we are unable to pass future paper cost increases on to our customers, or if our customers reduce their order volume, our profit margins and cash flows could be adversely affected.

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

      We have expended, and will continue to expend, significant resources educating potential customers about our services, capabilities and benefits. We may not be successful in achieving market acceptance of the ImageX Print System, or the Channel Marketing System, or in achieving significant market share before competitors offer products, applications or services with features similar or superior to our current or proposed offerings.

      If We Are Unable To Compete Successfully Against Traditional Printing Companies Or Other Businesses Offering Internet-Based Procurement and/or Printing Services, Our Business May Not Succeed. The market for printed business materials is intensely competitive. We compete primarily with local and regional printers, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 31,000 local and regional commercial printers operating nationwide in 2000. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

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

      Difficulties With Third-Party Services And Technologies Could Disrupt Our Business And Undermine Our Reputation. Our success in attracting and retaining customers and convincing them to increase their reliance on our Internet-based services depends on our ability to offer customers reliable, secure and continuous service. This in turn requires us to ensure continuous and error-free operation of our systems and network infrastructure. We rely on third parties to provide key components of our networks and systems. For instance, we rely on a third-party Internet services provider for the high-speed connections that link our Web servers and office systems to the Internet. We also rely on third-party communications services providers to provide secure connections to relay customer order information to our network of commercial printing vendors.

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

      Possible Infringement Of Intellectual Property Rights Could Harm Our Business. Our success depends in part on our proprietary technologies. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets and confidentiality provisions to establish and protect our intellectual property rights. Although we currently have 6 patents issued and have over 80 U.S. patent applications pending, we cannot be certain that any new patents will ultimately be issued. Furthermore, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology.

      Our Articles Of Incorporation And Bylaws And Washington Law Contain Provisions That Could Discourage A Takeover. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third party to obtain control of ImageX, even if doing so might be beneficial to our shareholders.

      Our Revenues Are Attributable to A Small Number of Customers; The Loss of Any One of Which Could Harm Our Financial Results. We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future, however, no single customer accounted for more than 10% of revenues for the three and six months ended June 30, 2002. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

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

      The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our $5.0 million line of credit bears interest at 4.7% and was repaid in July 2002. Interest expense would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

      All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2002.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, ImageX and its affiliate companies are subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition, operating results or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual shareholders' meeting held on May 7, 2002, the following proposal was adopted by the margin indicated:

1. To re-elect three directors to our board of directors to serve for a term described in the proxy statement filed on March 29, 2002.

NOMINEE                                              SHARES              SHARES
                                                      FOR               WITHHELD
--------------------------------------------------------------------------------

F. Joseph Verschueren                              24,039,000            280,694
Elwood D. Howse, Jr                                24,044,400            274,294
Bernee D.L. Strom                                  24,052,941            266,753

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   99.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
            Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

      99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)   Reports on Form 8-K

      The Company filed Form 8-K on July 1, 2002, announcing the intention of Robin L. Krueger to resign as Chief Financial Officer.

Items 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAGEX, INC.
                                     (Registrant)


Date: August 8, 2002                 By /s/ Richard P. Begert
                                        ---------------------
                                        Richard P. Begert
                                        President and Chief Executive Officer
                                        (duly authorized officer)


                                     By /s/ Gina M. Meyers
                                        ------------------
                                        Gina M. Meyers
                                        Vice President of Finance and Corporate
                                        Controller
                                        (duly authorized accounting officer)