Form 10-Q
period 2002-09-30
IMAGEX COM INC
filed 2002-11-14
CIK 1072369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

      The number of shares of common stock, $0.01 par value, outstanding on November 8, 2002 was 31,189,266.

                                  IMAGEX, INC.

                                    CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)..........................................   3

         Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002
           (unaudited)....................................................................................   3

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 2001 and September 30, 2002 (unaudited)..........................................   4

         Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine
           Months Ended September 30, 2001 and September 30, 2002 (unaudited).............................   4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
           2001 and September 30, 2002 (unaudited)........................................................   5

         Notes To Condensed Consolidated Financial Statements (unaudited).................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................................  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................  25

Item 4.  Controls and Procedures Disclosures..............................................................  25

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................  26

Item 6.  Exhibits and Reports on Form 8-K.................................................................  26

SIGNATURES................................................................................................  27

CERTIFICATIONS............................................................................................  28

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  IMAGEX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                    December 31,    September 30,
                                                                                        2001            2002
                                                                                    ------------    -------------
Assets
Current assets:
   Cash and cash equivalents ....................................................   $     17,375    $     14,830
   Accounts receivable (net of allowance for doubtful accounts and returns of
      $924 and $322, respectively) ..............................................          8,062           4,820
   Inventories, net .............................................................          2,935           1,934
   Prepaid expenses and other current assets ....................................            637           1,445
                                                                                    ------------    ------------
      Total current assets ......................................................         29,009          23,029

Restricted cash .................................................................          1,600             933
Property and equipment, net .....................................................         16,493          10,601
Goodwill ........................................................................         37,022           2,465
Other intangible assets, net ....................................................          8,875           2,720
                                                                                    ------------    ------------
      Total assets ..............................................................   $     92,999    $     39,748
                                                                                    ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable .............................................................   $      2,485    $      1,879
   Short-term note payable ......................................................          5,000              --
   Accrued liabilities ..........................................................          2,932           2,887
                                                                                    ------------    ------------
      Total current liabilities .................................................         10,417           4,766

Shareholders' equity:
   Common stock, $0.01 par value; 70,000 shares authorized; 30,876 and 31,184
      shares issued and outstanding, respectively ...............................            309             312
   Additional paid-in capital ...................................................        203,598         203,814
   Deferred stock based compensation ............................................            (84)             (8)
   Notes receivable from shareholders ...........................................            (52)            (16)
   Accumulated deficit ..........................................................       (121,189)       (169,120)
                                                                                    ------------    ------------
      Total shareholders' equity ................................................         82,582          34,982
                                                                                    ------------    ------------

      Total liabilities and shareholders' equity ................................   $     92,999    $     39,748
                                                                                    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  IMAGEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30            September 30
                                                                 ------------            ------------
                                                               2001        2002        2001        2002
                                                               ----        ----        ----        ----
Revenues .................................................   $  9,702    $  7,892    $ 33,840    $ 25,754
Cost of revenues .........................................      7,783       5,946      26,676      19,858
                                                             --------    --------    --------    --------
Gross profit .............................................      1,919       1,946       7,164       5,896

Operating expenses:
  General and administrative (excluding
    amortization of stock based compensation of
    $97, ($52), $597 and $160) ...........................      4,274       3,797      16,864      13,657
  Sales and marketing ....................................      2,171       1,763       8,509       5,261
  Product development (excluding amortization of
    stock based compensation of $0, $0, ($180)
    and $0) ..............................................      1,484         854       6,126       2,645
  Amortization of goodwill ...............................         76          --         229          --
  Amortization of stock based compensation and
    other intangibles ....................................        499         183       1,626         855
  Impairment charge ......................................         --       5,646          --       5,646
                                                             --------    --------    --------    --------
Total operating expenses .................................      8,504      12,243      33,354      28,064
                                                             --------    --------    --------    --------

Loss from operations .....................................     (6,585)    (10,297)    (26,190)    (22,168)
  Interest income, net ...................................        153          26         745         113
                                                             --------    --------    --------    --------

Loss from continuing operations ..........................     (6,432)    (10,271)    (25,445)    (22,055)
Net (loss) income from discontinued operations ...........     (1,859)      3,796      (7,944)      4,319
                                                             --------    --------    --------    --------
Net loss before cumulative effect of change in
  accounting principle ...................................     (8,291)     (6,475)    (33,389)    (17,736)
Cumulative effect of change in accounting principle ......         --          --          --     (30,195)
                                                             --------    --------    --------    --------
Net loss .................................................   $ (8,291)   $ (6,475)   $(33,389)   $(47,931)
                                                             ========    ========    ========    ========

Basic and diluted net loss per share:
  Loss from continuing operations ........................   $  (0.21)   $  (0.33)   $  (0.91)   $  (0.71)
  Net (loss) income from discontinued operations .........      (0.06)       0.12       (0.28)       0.14
                                                             --------    --------    --------    --------
  Net loss before cumulative effect of change in
    accounting principle .................................      (0.27)      (0.21)      (1.19)      (0.57)

  Cumulative effect of change in accounting principle ....         --          --          --       (0.98)
                                                             --------    --------    --------    --------
  Basic and diluted net loss per share ...................   $  (0.27)   $  (0.21)   $  (1.19)   $  (1.55)
                                                             ========    ========    ========    ========
Weighted-average shares outstanding, basic and diluted ...     30,652      31,028      28,133      30,927
                                                             ========    ========    ========    ========

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss .................................................   $ (8,291)   $ (6,475)   $(33,389)   $(47,931)
Other comprehensive loss:
  Foreign currency translation ...........................         --          --          27          --
                                                             --------    --------    --------    --------
Comprehensive loss .......................................   $ (8,291)   $ (6,475)   $(33,362)   $(47,931)
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

                                  IMAGEX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                      ------------
                                                                                    2001        2002
                                                                                    ----        ----
Cash flows from operating activities
Net loss ......................................................................   $(33,389)   $(47,931)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting principle ........................         --      30,195
   Impairment charge ..........................................................         --       5,646
   Gain on sale of Extensis ...................................................         --      (3,477)
   Depreciation and amortization ..............................................     11,171       6,153
   Amortization of stock based compensation ...................................        417         160
   Loss on disposal of property and equipment and abandoned copyrights, net ...      1,739       1,333
   Provision for doubtful accounts and returns ................................       (557)       (227)
   Other ......................................................................        (85)         --
   Change in operating assets and liabilities .................................      1,820       1,915
                                                                                  --------    --------

       Net cash used in operating activities ..................................    (18,884)     (6,233)
                                                                                  --------    --------

Cash flows from investing activities
   Purchases of property and equipment ........................................     (3,291)     (1,145)
   Proceeds from sale of property and equipment ...............................         --          77
   Proceeds from sale of Extensis .............................................         --       9,000
   Release of restricted cash collateralized for letter of credit .............        812         667
                                                                                  --------    --------

       Net cash (used in) provided by investing activities ....................     (2,479)      8,599
                                                                                  --------    --------

Cash flows from financing activities
   Repayments of line of credit ...............................................     (3,975)    (10,000)
   Proceeds from line of credit ...............................................         --       5,000
   Proceeds from exercise of employee stock options ...........................         21          12
   Proceeds from issuance of common stock related to
     the Employee Stock Purchase Plan .........................................        451          41
   Proceeds from sales of common stock ........................................      4,850          --
   Purchase price adjustment for Extensis .....................................       (277)         --
   Proceeds from repayment of notes receivable from shareholders ..............         36          36
                                                                                  --------    --------

       Net cash provided by (used in) financing activities ....................      1,106      (4,911)

Effect of exchange rate changes on cash .......................................         27          --
                                                                                  --------    --------

Net decrease in cash and cash equivalents .....................................    (20,230)     (2,545)
Cash and cash equivalents at:
   Beginning of period ........................................................     40,420      17,375
                                                                                  --------    --------
   End of period ..............................................................   $ 20,190    $ 14,830
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

                                  IMAGEX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

      ImageX, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company provides Internet-based business-to-business e-procurement services for printed business materials and traditional printing services. The Company's printing products include business cards, general office products and marketing and promotional materials. The Company's products and services include the following:

      o ImageX Print System, a customized, secure Web site product suite for medium to large corporate customers providing four product offerings: e-Procure, e-Brand, e-Print and Enterprise. This system reflects the Company's focus on quality printing delivered through technology.
      o ImageX Channel Marketing System, released in May 2002, is a customized Internet-based solution, which enables corporate customers to manage the distribution of sales and marketing communications to sales channels.

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

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company's annual report filed on Form 10-K for the fiscal year ended December 31, 2001 and the notes thereto filed with the Securities and Exchange Commission on April 1, 2002.

      As described in Note 7, on September 15, 2002, the Company sold its wholly owned subsidiary, Extensis, Inc. ("Extensis"). As such, in accordance with generally accepted accounting principles, prior period results of operations have been reclassified to reflect Extensis' operating results and the gain on sale as Discontinued Operations.

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

      In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002 in accordance with SFAS No. 142, the Company engaged an independent valuation firm. The valuation process provided a fair value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 142 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company's best judgments and the Company recorded a transitional impairment charge in March 2002 for a portion of the goodwill in its Software reporting unit. This transitional impairment charge was approximately $30.2 million. The effect of adopting SFAS No. 142 has been reported as a cumulative effect of change in accounting principle for the nine months ended September 30, 2002. Goodwill and intangible assets in the Printing reporting units were not impaired since the estimated fair value of these reporting units' assets exceeded their book value at January 1, 2002. However, in the third quarter of 2002, the Company's Howard Press, Inc. ("Howard Press") subsidiary, a separate reporting unit in the Printing segment, continued to suffer from the slow economy. The Company determined that this event was a triggering event and as such, goodwill in this unit was tested for impairment. As a result, the Company recorded an impairment charge of approximately $3.7 million in the third quarter of 2002 to write off goodwill in its Howard Press subsidiary.

       In the future in accordance with SFAS No. 142, impairment of goodwill and indefinite-lived intangibles must be assessed at least annually, or when indicators of impairment exist. The Company plans to perform its annual assessment during the fourth quarter of its fiscal year. The Company's judgments regarding the existence of impairment indicators include its assessment of the impacts of legal factors, market and economic conditions; the results of its operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of its principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

      In accordance with SFAS No. 141, approximately $2.8 million of net trained workforce was reclassified from intangible assets to goodwill on January 1, 2002. In September 2002, the Company sold Extensis (see Note 7) resulting in the disposal of related goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

                                                             Segment
                                                     -----------------------
                                                     Printing       Software     Consolidated
                                                     --------       --------     ------------
Goodwill:
Balance as of December 31, 2001 ...............      $  4,099       $ 32,923       $ 37,022
 Trained workforce reclassified as goodwill ...         2,019            751          2,770
 Purchase price earn out ......................            82             --             82
 Transitional impairment charge ...............            --        (30,195)       (30,195)
 Impairment charge ............................        (3,735)            --         (3,735)
 Sale of Extensis .............................            --         (3,479)        (3,479)
                                                     --------       --------       --------

Balance as of September 30, 2002 ..............      $  2,465       $     --       $  2,465
                                                     ========       ========       ========

      In accordance with SFAS No. 142, the effect of the change in accounting method is reflected prospectively. A reconciliation of the previously reported net income and earnings per share, as if SFAS No. 142 had been adopted as of January 1, 2001, is as follows (in thousands except per share data):

                                             Three Months Ended             Nine months Ended
                                                September 30,                 September 30,
                                                -------------                 -------------
                                             2001           2002           2001           2002
                                             ----           ----           ----           ----
Reported net loss ...................      $ (8,291)      $ (6,475)      $(33,389)      $(47,931)
Add back: Goodwill amortization .....            76             --            229             --
Add back: Goodwill amortization from
    discontinued operations .........         1,308             --          4,226             --
                                           --------       --------       --------       --------

Adjusted net loss ...................      $ (6,907)      $ (6,475)      $(28,934)      $(47,931)
                                           ========       ========       ========       ========

Reported basic and diluted net
    loss per share ..................      $  (0.27)      $  (0.21)      $  (1.19)      $  (1.55)
Add back: Goodwill amortization .....            --             --           0.01             --
Add back: Goodwill amortization from
    discontinued operations .........          0.04             --           0.15             --
                                           --------       --------       --------       --------

Adjusted basic and diluted net
    loss per share ..................      $  (0.23)      $  (0.21)      $  (1.03)      $  (1.55)
                                           ========       ========       ========       ========

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets including those that are to be disposed of by sale and requires these assets to be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this statement on January 1, 2002.

      In the third quarter of 2002, the Company's Howard Press subsidiary, a separate reporting unit in the Printing segment, continued to suffer from the slow economy. In accordance with SFAS No. 144, management determined that an indicator of impairment occurred at Howard Press. The Company engaged an independent valuation firm to provide an estimated fair value of the subsidiary's assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company's best judgments and the Company recorded an impairment charge in the third quarter of 2002 for a portion of the long-lived assets assigned to Howard Press. This impairment charge was approximately $1.9 million and consisted of a write-down of customer list of approximately $1.3 million and a write-down of fixed assets of approximately $569,000.

3.    INVENTORIES

      Inventories consisted of the following at (in thousands):

                                                 December 31,   September 30,
                                                     2001            2002
                                                     ----            ----

      Raw materials and supplies .........          $1,254          $  769
      Work-in-process ....................             568             209
      Finished goods .....................           1,113             956
                                                    ------          ------
                                                    $2,935          $1,934
                                                    ======          ======

4.    OTHER INTANGIBLE ASSETS, NET

      The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2001 and September 30, 2002 are as follows (in thousands):

                                          December 31, 2001                            September 30, 2002
                                -------------------------------------        -------------------------------------
                                 Gross                                        Gross
                                Carrying     Accumulated       Book          Carrying     Accumulated       Book
                                 Amount      Amortization      Value          Amount      Amortization      Value
                                 ------      ------------      -----          ------      ------------      -----
Customer list ..........        $ 5,200        $ 1,536        $ 3,664        $ 2,350        $   725        $ 1,625
Trained workforce ......          4,358          1,588          2,770             --             --             --
Existing technology ....          2,060          1,047          1,013             --             --             --
Patents and other ......          1,983            555          1,428          1,103              8          1,095
                                -------        -------        -------        -------        -------        -------

                                $13,601        $ 4,726        $ 8,875        $ 3,453        $   733        $ 2,720
                                =======        =======        =======        =======        =======        =======

      Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: $85,000, $340,000, $340,000, $340,000 and $274,000, for the remainder of 2002, fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006, respectively. During the third quarter of 2002, the Company recorded an impairment charge related to the customer list of Howard Press of approximately $1.3 million (see
Note 2) and the Company sold its wholly owned subsidiary, Extensis, resulting in the reduction of the existing technology related to Extensis (see Note 7).

5.    BASIC AND DILUTED NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding excluding shares subject to repurchase.

      Basic net loss per share excludes the effect of restricted stock subject to repurchase from the weighted average shares of common stock outstanding. The weighted average shares of restricted stock subject to repurchase totaled 189,783 and 69,783 shares for the three months ended September 30, 2001 and 2002, respectively and 229,788 and 99,487 shares for the nine months ended September 30, 2001 and 2002.

      Dilutive securities include options, warrants, and restricted stock subject to repurchase. Potentially dilutive securities totaling 6,332,932 and 5,974,853 shares as of September 30, 2001 and 2002, respectively, were excluded from diluted loss per share because of their antidilutive effect.

6.    SEGMENT INFORMATION

      In September 2002, the Company disposed of its Software segment (see Note
7). Historically, the Company classified its business into two major segments:
Printing and Related Technology Services (the "Printing" segment) and Software Products and Services (the "Software" segment). As a result of the disposal, the Company now has one major operating segment.

7.    DISCONTINUED OPERATIONS

      On September 15, 2002, the Company completed the sale of its wholly owned subsidiary, Extensis, to Celartem Technology USA, Inc., a Delaware corporation and subsidiary of Celartem Technology Inc., a Japanese Corporation (collectively "Celartem"). In connection with the sale of the Company's holdings in Extensis to Celartem, the Company received a cash payment of $9.0 million, plus up to an additional $2.0 million due over the next two years, if certain revenue targets are met.

      For segment reporting purposes, Extensis' operations were previously reported in the Software segment. In accordance with generally accepted accounting principles, Extensis' prior period results of operations have been reclassified as Discontinued Operations. Components of amounts reflected in the Company's condensed consolidated statements of operations and balance sheets relating to discontinued operations are as follows (in thousands):

Statement of operations data                              Three Months Ended          Nine months Ended
                                                             September 30,              September 30,
                                                             -------------              -------------
                                                          2001          2002         2001          2002
                                                          ----          ----         ----          ----
Revenues .........................................      $ 3,066       $ 2,398      $ 9,105       $ 8,894

Net operating (loss) income ......................       (1,859)          319       (7,944)          842
Gain from sale of Extensis .......................           --         3,477           --         3,477
                                                        -------       -------      -------       -------
Net (loss) income from discontinued operations ...      $(1,859)      $ 3,796      $(7,944)      $ 4,319
                                                        =======       =======      =======       =======

Balance Sheet                                        December 31,  September 30,
                                                         2001           2002
                                                         ----           ----

Current assets ................................        $ 2,073        $    --
Property and equipment, net ...................            939             --
Other assets ..................................         28,161             --
                                                       -------        -------
  Total assets ................................        $31,173        $    --
                                                       =======        =======

Current liabilities ...........................        $ 1,520             --
Shareholders equity ...........................         29,653             --
                                                       -------        -------
                                                       $31,173        $    --
                                                       =======        =======

8.    LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT AND ABANDONED COPYRIGHTS

      During the first quarter of 2001, the Company closed its PrintBid.com marketplace and implemented other cost saving measures. As a result of these actions, it was determined that certain property and equipment, primarily internally developed software designed to support this marketplace, was unlikely to provide future benefit to the Company. Accordingly, approximately $1.5 million was written off as a loss on disposal of property and equipment and was included in general and administrative expenses for the nine months ended September 30, 2001.

      During the quarter ended March 31, 2002, it was determined that certain property and equipment, primarily leasehold improvements related to surrendered office space, and certain abandoned copyrights would not provide future benefit to the Company. Accordingly, approximately $1.2 million was written off as a loss on disposal of property and equipment and abandoned copyrights, and is included in general and administrative expenses for the nine months ended September 30, 2002.

9.    COMMITMENTS

      The Company leases its facilities and certain equipment under noncancelable operating leases, which expire between January 2003 and December 2007. In April 2002, the Company renewed the lease for one of its printing facilities. In January 2002, the Company renegotiated the lease for its Kirkland headquarters. As a result, the Company paid a lease termination fee of $667,000 and surrendered approximately 42% of its Kirkland space. The fee was paid by a partial draw-down on a $1.6 million Letter of Credit (restricted cash) held by the landlord as a security deposit for the lease. The $667,000 lease termination fee was recorded as general and administrative expenses for the nine months ended September 30, 2002.

      Total rent expense incurred under operating leases for the three and nine months ended September 30, 2001 and 2002 was approximately $802,000, $539,000, $2.9 million and $2.4 million, respectively. At September 30, 2002, the approximate future lease payments for the remainder of the lease terms were as follows (in thousands):

      December 31,
      ------------

         2002 .................................            $  525
         2003 .................................             1,742
         2004 .................................             1,379
         2005 .................................               378
         2006 .................................               168
         Thereafter ...........................                 8
                                                           ------
                                                           $4,200
                                                           ======

10.   LIQUIDITY

      The Company has never been profitable and it is anticipated that the Company will continue to incur net losses in future periods. To become profitable, the Company must significantly increase revenues by obtaining new customers and generating additional revenues from existing customers, control expenses and improve gross margins. The Company has experienced revenue declines in recent periods and may continue to incur operating losses for some time. As of September 30, 2002, the Company had an accumulated deficit of $169.1 million. Although the Company has experienced revenue growth in the past, revenues may not continue at their current levels, or increase in the future.

      The Company's future capital requirements will depend on many factors that are difficult to predict, including its rate of revenue growth, if any, its operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining its network infrastructure and other systems. The Company believes that its existing cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. As of September 30, 2002, the Company has access to a line of credit totaling $5.0 million. Pursuant to the terms of the line of credit, the Company must maintain a minimum balance of cash and cash equivalents of $3.5 million. If the Company's cash and cash equivalents balances fall below $3.5 million, the line may not be available to the Company. In addition, the line of credit expires in December 2002 and the principal balance, if any, is due on December 31, 2002. The Company has no commitments for additional financing, and the Company may experience difficulty in renewing this line of credit on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force the Company to curtail its operations, dispose of certain assets at less than book value or prevent the Company from pursuing its growth strategy. In addition, any future funding may dilute the ownership of its shareholders. The Company's stock is currently trading at prices less than $1.00 per share. If the Company's stock continues to trade at this level, its stock could be delisted from the NASDAQ SmallCap Market on February 24, 2003 and the Company's ability to obtain financing may suffer as a result.

11.   RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be January 1, 2003 and the Company is currently assessing what impact SFAS No. 143 will have on the Company's results of operations and financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for the financial accounting and reporting for costs associated with exit or disposal activities. The adoption date for the Company will be January 1, 2003 and the Company is currently assessing what impact SFAS No. 146 will have on the Company's results of operations and financial position.

12.   SUBSEQUENT EVENTS

      In November 2002, the Company reduced ten percent of its work force. The Company expects to incur costs of approximately $422,000 related to severance costs and may incur additional restructure costs in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis presents a review of ImageX, Inc. and its subsidiaries (collectively, the "Company") for the three and nine months ended September 30, 2001 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2001 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

      When you read this section of our Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this report. This document, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

      o     future net income or net losses of the Company;
      o     future capital needs and capital expenditures;
      o     the Company's need and ability to obtain financing in the future;
      o     the possible delisting of the Company from the NASDAQ SmallCap
            Market;
      o     future charges for long-lived assets and goodwill;
      o     the continuance of offering volume discounts to customers;
      o     revenue growth in the future;
      o     consistent gross margins for the remainder of the fiscal year;
      o future expense levels (including general and administrative, sales and marketing, product development and the effect of cost-reduction initiatives);
      o the unpredictability of the Company's quarterly revenues, expenses and operating results;
      o     future sales cycles for customers;
      o the Company's ability to obtain additional customers through acquisitions;
      o the future effectiveness of the Company's intellectual property rights; and
      o     future growth of our customer base.

      Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements for many reasons, including the factors described in the section entitled "Risk Factors Affecting ImageX's Operating Results" and elsewhere in this Quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward-looking statements, except as required by the securities laws.

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

      o Valuation of acquired businesses and assets. Our business acquisitions typically result in goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense. The determination of the fair value of such intangible assets requires management to make estimates and assumptions that materially affect our financial condition and results of operations.

      o Impairment of goodwill and indefinite-lived intangibles. To assess the fair value of its goodwill and indefinite-lived intangible assets, the Company engages an independent valuation firm. The valuation provides an estimate of a fair value of the assets using a discounted cash flow model that also considers factors such as market capitalization and appraised values of certain assets. The valuation uses many assumptions and estimates in determining the fair value of the assets. These assumptions and estimates are based on our best judgments. In the future, impairment must be assessed at least annually for these assets, or when indicators of impairment exist. The Company plans to perform its annual assessment during the fourth quarter of its fiscal year. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

      o Impairment of long-lived assets and other intangibles. Property and equipment, definite-lived intangibles and certain other long-lived assets are amortized over their estimated useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. The Company periodically reviews long-lived assets, other intangibles and reporting segments for impairment. Long-lived assets, other intangibles and reporting segments that the Company is more likely than not to sell or otherwise dispose of before the end of the asset's previously estimated useful life are reviewed for impairment. Management's judgments regarding the existence of impairment indicators and the determination of assets that may be sold or otherwise disposed are based on legal factors, market conditions and the operational performance of our long-lived assets, other intangibles and reporting segments. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value. When the Company determines that indicators of impairment exists, the Company then assesses the fair value of these assets using an independent valuation firm. The valuation process provides an estimate of a fair value of these assets using a discounted cash flow model. The valuation uses many assumptions and estimates in determining the fair value of these assets.

OVERVIEW

      The Company provides Internet-based business-to-business e-procurement services for printed business materials and traditional printing services. The Company's printing products include business cards, general office products and marketing and promotional materials. The Company's products and services include the following:

      o ImageX Print System, a customized, secure Web site product suite for medium to large corporate customers providing four product offerings: e-Procure, e-Brand, e-Print and Enterprise. This system reflects the Company's focus on quality printing delivered through technology.

      o ImageX Channel Marketing System, released in May 2002, is a customized Internet-based solution, which enables corporate customers to manage the distribution of sales and marketing communications to sales channels.

      On September 15, 2002, the Company completed the sale of its wholly owned subsidiary, Extensis, to Celartem Technology USA, Inc., a Delaware corporation and subsidiary of Celartem Technology Inc., a Japanese Corporation (collectively "Celartem"). In connection with the sale of the Company's holdings in Extensis to Celartem, the Company received a cash payment of $9.0 million, plus up to an additional $2.0 million due over the next two years, if certain revenue targets are met.

RESULTS OF OPERATIONS

      We have incurred significant net losses since our inception. As of September 30, 2002, we had accumulated a deficit of $169.1 million. Our limited operating history and the uncertain and emerging nature of our products and market make it difficult to assess our prospects or predict our future results of operations. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

      For segment reporting purposes, Extensis' operations were previously reported in the Software segment. In accordance with generally accepted accounting principles, Extensis' prior period results of operations have been reclassified as Discontinued Operations.

      Revenues

      Our printing products include business cards, general office products and marketing and promotional materials. Through the ImageX Print System and our wholly owned subsidiaries, Image Press, Inc. ("Image Press"), FA Graphics, Inc. ("FA Graphics"), and Howard Press, Inc. ("Howard Press"), we generally recognize printing revenues when orders are shipped to the customer and when we have fulfilled all of our contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System are deferred and recognized over the estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the maintenance contract period, typically 12 months. We charge customers for printed products they order in accordance with negotiated customer-specific pricing arrangements. In the commercial printing industry, prices tend to move in correlation with paper prices. We generally have been able to pass fluctuations in paper pricing through to our customers, an industry standard practice, although this cannot be assured in the future. We also offer volume discounts to customers, which we expect will continue. Orders are fulfilled through our network of approximately 14 vendors and our own three operating facilities and are shipped directly to customers under the ImageX and Howard Press brands.

      Our customers include a wide variety of businesses, from Fortune 1000 companies to medium size companies. A substantial portion of our revenues has been derived from customers that have come to ImageX by means of our acquisitions in 1999 and 2000.

(in thousands)                      Three Months Ended                     Nine months Ended
                                       September 30,                         September 30,
                                       -------------                         -------------
                               2001         2002       Change        2001         2002       Change
                               ----         ----       ------        ----         ----       ------
Revenues ..............      $ 9,702      $ 7,892       (19%)      $33,840      $25,754       (24%)

      The decrease in revenues for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 was primarily attributable to a change in the mix of product orders to lower priced products, the loss of revenues from three major customers facing economic difficulties in our east coast operations and steeper volume discounts due to the continued general slow down in the U.S. economy. We anticipate that revenues will increase slightly in the fourth quarter of 2002 due to seasonality. However, our revenue has been volatile over the last few quarters and future trends are difficult to predict. Actual results may be materially different than we predict and may even decline. Revenues from the Channel Marketing System, introduced in May 2002, and revenues from licensing of our patents have not been material.

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

(in thousands)                  Three Months Ended                  Nine months Ended
                                   September 30,                      September 30,
                                   -------------                      -------------
                           2001         2002      Change      2001         2002      Change
                           ----         ----      ------      ----         ----      ------
Gross profit .......      $1,919       $1,946        1%      $7,164       $5,896      (18%)
Gross margin .......          20%          25%                   21%          23%

      The increase in gross profit for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was primarily due to the increased operating efficiencies realized from further utilization of our patented technologies offset by decreased revenues in the east coast operations. The decrease in gross profit for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to decreased revenues in the east coast operations. Gross margin for the three and nine months ended September 30, 2002 increased due to operating efficiencies realized from further utilization of our patented technologies offset by decreased revenues. We expect gross margins to remain consistent with the first nine months of 2002 for the remainder of 2002.

      Operating Expenses

      Our business incurs operating expenses in three broad expense categories: general and administrative, sales and marketing, and product development. Throughout fiscal 2001 and during the nine months ended September 30, 2002, we reduced our staff and implemented non-staff cost reductions. We believe that cost-reduction initiatives implemented during the first, second and third quarters of 2002 will continue to reduce our cash operating expenses on an absolute dollar basis and as a percentage of sales in 2002 compared to 2001.

      General and Administrative Expenses

(in thousands)                                Three Months Ended                       Nine months Ended
                                                 September 30,                           September 30,
                                                 -------------                           -------------
                                        2001          2002        Change        2001          2002       Change
                                        ----          ----        ------        ----          ----       ------
General and administrative .....      $ 4,274       $ 3,797        (11%)      $16,864       $13,657       (19%)
Percentage of revenues .........           44%           48%                       50%           53%

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel, as well as depreciation and amortization on property and equipment excluding machinery, loss on disposal of property and equipment and abandonment of copyrights, outside professional services and facilities-related expenses.

      The decrease in general and administrative expenses for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 was primarily related to the cost-reduction initiatives implemented during 2001, which significantly reduced compensation expense and related contractor and consulting fees, rent and related facility costs. The decrease was partially offset by a lease termination fee of $667,000 related to the restructuring of our office lease in Kirkland in March 2002 and by $1.3 million in losses related to disposal of certain equipment. Management expects general and administrative expenses to continue to decrease slightly for the remainder of fiscal 2002 due to a reduction in employees in November 2002.

      Sales and Marketing Expenses

(in thousands)                             Three Months Ended                   Nine months Ended
                                              September 30,                       September 30,
                                              -------------                       -------------
                                     2001         2002       Change       2001         2002      Change
                                     ----         ----       ------       ----         ----      ------
Sales and marketing ..........      $2,171       $1,763       (19%)      $8,509       $5,261      (38%)
Percentage of revenues .......          22%          22%                     25%          20%

      Sales and marketing expenses consist primarily of salaries and related benefits for sales, marketing, customer service and technical support personnel, advertising expenses, marketing expenses and travel expenses. The decrease in sales and marketing expenses for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 primarily resulted from a reduction in compensation and related expenses due to reductions in staffing. Management expects sales and marketing expenses to decrease slightly during the fourth quarter of fiscal 2002 due to the reduction of our channel marketing sales force announced in November 2002.

      Product Development Expenses

(in thousands)                             Three Months Ended                   Nine months Ended
                                              September 30,                       September 30,
                                              -------------                       -------------
                                     2001         2002       Change       2001         2002      Change
                                     ----         ----       ------       ----         ----      ------
Product development ..........      $1,484       $  854       (42%)      $6,126       $2,645      (57%)
Percentage of revenues .......          15%          11%                     18%          10%

      Product development expenses consist primarily of salaries and benefits for developers, product managers, quality assurance personnel and payments to outside contractors for programming services. The decrease in product development expenses for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 was due entirely to staff reductions implemented in 2001 and in the first quarter of 2002. Management expects product development expenses to decrease slightly in the fourth quarter of 2002 due to a reduction in employees in November 2002.

      Amortization of goodwill

      The amortization of goodwill and other intangible assets is a result of the acquisitions of FA Graphics and Image Press in 1999 and Howard Press in 2000. As of December 31, 2001, the amortization of goodwill and other intangible assets was over periods ranging from 3 to 10 years. The amortization of goodwill was approximately $76,000 and $229,000 for the three and nine months ended September 30, 2001, respectively. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased.

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

      The amortization of stock based compensation was approximately $97,000 and ($52,000) for the three months ended September 30, 2001 and 2002, respectively, and approximately $417,000 and $160,000 for the nine months ended September 30, 2001 and 2002, respectively. The unamortized portion of total stock based compensation is reflected as a reduction of shareholders' equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated method.

      The amortization of other intangibles was approximately $402,000 and $235,000 for the three months ended September 30, 2001 and 2002, respectively, and approximately $1,209,000 and $695,000 for the nine months ended September 30, 2001 and 2002, respectively. The decline in amortization of intangibles primarily resulted in the adoption of SFAS No 141, which resulted in $2.8 million of intangible assets being subsumed into goodwill.

      Impairment Charge

      In the third quarter of 2002, the Company's Howard Press subsidiary, a separate reporting unit in the Printing segment, continued to suffer from the slow economy. The Company determined that this event was a triggering event and as such, goodwill in this unit was tested for impairment. As a result, the Company recorded an impairment charge of approximately $3.7 million in the third quarter of 2002 to write off goodwill in its Howard Press subsidiary.

      In addition, as a result of the triggering event, the Company also recorded an impairment charge pursuant to SFAS No. 144 in the third quarter of 2002. This impairment charge was approximately $1.9 million and consisted of a write-down of customer list of approximately $1.3 million and a write-down of fixed assets of approximately $569,000.

      If the Company's revenues continue to decline, the Company may be required to take additional impairment charges in the future pursuant to SFAS No. 142 and SFAS No. 144.

      Interest Income, Net

      Interest income, net, consists primarily of interest income and interest expense. Interest income was $242,000 and $80,000, and interest expense was $88,000 and $54,000 for the three months ended September 30, 2001 and 2002, respectively. Interest income was $1.1 million and $316,000, and interest expense was $323,000 and $203,000 for the nine months ended September 30, 2001 and 2002, respectively. The decrease in interest income is due primarily to the decrease in the cash and cash equivalents balance along with lower interest rates. The decrease in interest expense was due primarily to the decrease in notes payable.

      Income Taxes

      No provision for federal and state income taxes has been recorded to date because we have incurred net losses from inception through September 30, 2002. As of September 30, 2002, we had approximately $107 million of net operating loss carryforwards for federal income tax purposes, expiring in 2010 through 2022. These losses are available to offset future taxable income. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the deferred income tax assets meet the criteria for realization required by generally accepted accounting principles and, accordingly, no tax benefit has been recorded.

      Discontinued Operations

      On September 15, 2002, the Company completed the sale of its wholly owned subsidiary, Extensis, to Celartem. The Company recognized a gain of approximately $3.5 million and reclassified Extensis' prior period results of operations and the gain on sale to Discontinued Operations.

      Change in Accounting Principle

      On January 1, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Accordingly, the Company recorded a transitional impairment charge of approximately $30.2 million for the nine months ended September 30, 2002 to reduce goodwill recorded in the Company's acquisitions to its fair value. See "Impact Of Recently Issued Accounting Standards."

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred significant net losses since our inception. As of September 30, 2002, we have accumulated a deficit of $169.1 million. Our principal source of liquidity is our cash and cash equivalents. Our cash and cash equivalents balance was $17.4 million and $14.8 million at December 31, 2001 and September 30, 2002, respectively. The decrease in cash and cash equivalents during the nine months ended September 30, 2002 resulted primarily from our net cash loss of approximately $8.1 million (net loss of $47.9 million less non-cash items of approximately $39.8 million), offset by a $1.9 million decrease in working capital. Our working capital at September 30, 2002 was approximately $18.3 million, compared to approximately $18.6 million at December 31, 2001.

      As of September 30, 2002, the Company has a $5.0 million line of credit available. Pursuant to the terms of the line of credit, the Company must maintain a minimum balance of cash and cash equivalents of $3.5 million. If the Company's cash and cash equivalents balances fall below $3.5 million, the line of credit may not be available to the Company. In addition, the line of credit expires in December 2002 and the principal balance, if any, is due on December 31, 2002. In July 2002, the Company repaid the outstanding balance on the line of credit in the amount of $5.0 million. We have no commitments for additional financing, and we may experience difficulty in renewing this line of credit on favorable terms, if at all. Other commitments at September 30, 2002 consisted of operating leases of approximately $4.2 million.

      Net cash used by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, such as depreciation, amortization, impairment charge, gain on sale of Extensis and cumulative effect of change in accounting principle, and the effect of changes in working capital. Net cash used by operating activities during the nine months ended September 30, 2002 was $6.2 million, resulting from our net loss of $47.9 million, offset by non-cash items of $39.8 million and changes in working capital of $1.9 million.

      Net cash provided by investing activities was $8.6 million for the nine months ended September 30, 2002 and consisted primarily of $9.0 million from the sale of Extensis and $667,000 due to the release of restricted cash as a result of renegotiating our office lease offset by purchases of equipment and software.

      Net cash used by financing activities was $4.9 million for the nine months ended September 30, 2002 and consisted primarily of cash repayments on the line of credit offset by proceeds from the line of credit and cash received from the sale of common stock pursuant to the Company's Employee Stock Purchase Plan.

      Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing, and we may experience difficulty in obtaining additional funding on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations, dispose of certain assets at less than book value or prevent us from pursuing our growth strategy. In addition, any future funding may dilute the ownership of our shareholders. Our stock is currently trading at prices less than $1.00 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ SmallCap Market on February 24, 2003 and our ability to obtain financing may suffer as a result.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. In order to assess the value of its goodwill and indefinite-lived intangible assets as of January 1, 2002, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its reporting units and then provided a fair value estimate of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. The Company recorded a transitional impairment charge in March 2002 for a portion of the goodwill in its Software reporting unit. The transitional impairment charge was approximately $30.2 million. Goodwill and intangible assets assigned to the Printing reporting units were not impaired since the fair value of these reporting units' assets exceeded their book value at January 1, 2002.

      In the third quarter of 2002, the Company's Howard Press subsidiary, a separate reporting unit in the Printing segment, continued to suffer from the slow economy. The Company determined that this event was a triggering event and as such, goodwill in this unit was tested for impairment. As a result, the Company recorded an impairment charge of approximately $3.7 million in the third quarter of 2002 to write off goodwill in its Howard Press subsidiary.

      Pursuant to SFAS No. 142, impairment must be assessed at least annually for goodwill and indefinite-lived intangibles, or when indicators of impairment exist. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. In the future, it is possible that such assessments could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company will be January 1, 2003 and the Company is currently assessing what the impact of SFAS No. 143 will be on its results of operations and financial position.

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets including those that are to be disposed of by sale and requires these assets to be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this statement on January 1, 2002. In the third quarter of 2002 in accordance with SFAS No. 144, management determined that an indicator of impairment occurred at its wholly owned subsidiary, Howard Press, which comprises a single reporting unit. The Company engaged an independent valuation firm to estimate the fair value of the subsidiary's assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments and the Company recorded an impairment charge in the third quarter of 2002 for a portion of the long-lived assets assigned to Howard Press. This impairment charge was approximately $1.9 million and consisted of a write-down of customer list of approximately $1.3 million and a write-down of fixed assets of approximately $569,000.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for the financial accounting and reporting for costs associated with exit or disposal activities. The adoption date for the Company will be January 1, 2003 and the Company is currently assessing what the impact of SFAS No. 146 will be on its results of operations and financial position.

RISK FACTORS AFFECTING IMAGEX'S BUSINESS AND OPERATING RESULTS

      You should carefully consider the risks described below and the other information in this report. While we have attempted to identify all risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline as a result of any of these risks. In assessing these risks, you should also refer to the other information in this report, including the condensed consolidated financial statements and related notes.

      The Market Price Of Our Common Stock Has Been And May Continue To Be Volatile, Which Could Result In Losses For Security Holders and Our Securities May Be Delisted From The NASDAQ SmallCap Market On February 24, 2003 Due To An Insufficient Minimum Bid Price. The trading price of our common stock has historically been highly volatile. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

      o     General economic conditions;
      o     Changes in interest rates;
      o Conditions or trends in the Internet, the e-commerce industry and print industry;
      o Fluctuations in the stock market in general and market prices for Internet-related companies in particular;
      o     Actual or anticipated variations in our quarterly operating results;
      o Changes in financial estimates by us or securities analysts and recommendations by security analysts;
      o Changes in capital structure, including issuance of additional debt or equity to the public; and
      o     Loss of significant customers.

      The closing price of our common stock on September 30, 2002 was $0.22 per share. The NASDAQ SmallCap Market generally requires listed issuers to maintain a minimum bid price of $1.00, and may delist an issuer whose share price falls below that threshold for an extended period of time. If we are unable to meet the minimum listing requirements, we may be subject to delisting from the NASDAQ SmallCap Market on February 24, 2003, which will likely have a material adverse effect on our common stock and would severely restrict our ability to raise additional capital.

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

      We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of September 30, 2002, we had an accumulated deficit of $169.1 million. Our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

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

      Our Future Earnings Could Be Negatively Affected By Significant Charges Resulting From The Impairment In The Value Of Acquired Assets. For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, customer lists and fixed assets, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable.

      In addition, recent changes in Generally Accepted Accounting Principles ("GAAP") require us to discontinue amortizing goodwill and certain intangibles. We adopted these changes effective January 1, 2002. Under this approach, goodwill and certain intangibles are not amortized, but instead are reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill or certain intangibles is more than fair value. On January 1, 2002, we recorded a non-cash, non-operating charge of $30.2 million for the cumulative effect of adopting these new accounting standards. In the third quarter of 2002, we recorded a non-cash impairment charge of $5.6 million to recognize the impairment of goodwill, customer lists and fixed assets at our Howard Press subsidiary.

      We will continue to regularly evaluate the recorded amount of our long-lived assets and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters. We are unable to predict the amount, if any, of potential future impairments.

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

      The Introduction Of Products And Services, From Both The Traditional Printing Industry And The Internet And Software Commerce Sector That Employ New Technologies And Standards, Could Render Our Existing Products Or Services Obsolete And Unmarketable. To be successful, we must offer products and services that keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve broad market acceptance. In our efforts to develop these types of products and services, we may:

      o be unable to cost-effectively or in a timely manner develop, market or sell these products;

      o encounter products, capabilities or technologies developed by other companies or entities that render our products and services obsolete or noncompetitive, or that shorten the life cycles of our existing products and services; or
      o experience difficulties that could delay or prevent the successful development, introduction and adoption of these new products and services.

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

      A Substantial Portion Of Our Revenues Will Be Derived From Customers With Whom We Have Not Entered Into Long-Term Binding Contracts. As a result, these customers will not be obligated to purchase the products and services we offer. In addition, these customers have a variety of suppliers from which to choose and therefore could make substantial demands on us. If we were unable or unwilling to meet these demands, we could lose one or more of our key customers, and our business, financial condition and results of operations could suffer.

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

      Possible Infringement Of Intellectual Property Rights Could Harm Our Business. Our success depends in part on our proprietary technologies. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets and confidentiality provisions to establish and protect our intellectual property rights. Although we currently have 6 patents issued, four Notices of Allowance and have over 40 U.S. patent applications pending, we cannot be certain that any new patents will ultimately be issued. Furthermore, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services. In addition, we cannot be certain that our business activities will not infringe on the proprietary rights of others or that other parties will not assert infringement claims against us. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of resources. If a claim is asserted that we infringed the intellectual property of a third party, we may be required to seek licenses to such third-party technology. We cannot be sure that licenses to third-party technology will be available to us at a reasonable cost, if at all. If we were unable to obtain such a license on reasonable terms, we could be forced to cease using the third-party technology.

      In Light Of Current Market Conditions, The Value Of Stock Options Granted To Employees May Cease To Provide Sufficient Incentive To Our Employees. Stock options, which typically vest over a four-year period, are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, we may in the future need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our employees. We may undertake or seek shareholder approval to undertake programs to retain our employees that may be viewed as dilutive to our shareholders.

      Unless We Are Able To Hire, Retain And Motivate Highly Qualified Employees, We Will Be Unable To Execute Our Business Strategy. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

      Insiders Own a Large Percentage Of Our Stock, Which Could Delay or Prevent A Change In Control and May Negatively Affect Your Investment. As of November 7, 2002, our officers, directors and affiliated persons beneficially owned approximately 29% of our voting securities, not including options or warrants currently exercisable. These shareholders will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider or could prevent us from entering into transactions or agreements that we may consider beneficial to our business. Except and in accordance with securities laws and Company policies regarding insider trading, none of our insiders are subject to contractual limitations on their ability to sell their shares.

      Our Articles Of Incorporation And Bylaws And Washington Law Contain Provisions That Could Discourage A Takeover. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third party to obtain control of ImageX, even if doing so might be beneficial to our shareholders.

      Our Revenues Are Attributable to A Small Number of Customers; The Loss of Any One of Which Could Harm Our Financial Results. We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future, however, no single customer accounted for more than 10% of revenues for the three and six months ended September 30, 2002. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

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

      All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES DISCLOSURES

      Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, ImageX and its affiliate companies are subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition, operating results or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits Required by Item 601 of Regulation S-K.

      99.1 Certification of Richard P. Begert, President and Chief Executive Officer of ImageX, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of Jose S. David, Chief Financial Officer of ImageX, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      The Company filed Form 8-K on September 4, 2002, announcing that Robin L. Krueger has completed her departure transition from her role as chief financial officer and that Gina Meyers, vice president of finance and corporate controller, will take on Krueger's responsibilities until a replacement is named.

      The Company filed Form 8-K on September 12, 2002, announcing the signing of a definitive agreement to sell its wholly owned subsidiary, Extensis, Inc., to Celartem Technology USA, Inc.

      The Company filed Form 8-K on September 16, 2002, announcing the appointment of Jose S. David as Chief Financial Officer, effective October 1, 2002.

      The Company filed Form 8-K on September 24, 2002, announcing the resignation of Wayne M. Perry from its board of directors.

      The Company filed Form 8-K on September 26, 2002, announcing the completion of the sale of Extensis, Inc. to Celartem Technology USA, Inc.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMAGEX, INC.
                                   (Registrant)


Date:  November 14, 2002           By /s/ Richard P. Begert
                                     -------------------------------
                                      Richard P. Begert
                                      President and Chief Executive Officer
                                      (duly authorized officer)


                                   By /s/ Jose S. David
                                     -------------------------------
                                      Jose S. David
                                      Chief Financial Officer
                                      (duly authorized accounting officer)

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Richard P. Begert, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ImageX, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                           By   /s/ Richard P. Begert
                                           -------------------------------
                                           [Signature]
                                           Richard P. Begert
                                           President and Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Jose S. David, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ImageX, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                By   /s/ Jose S. David
                                                -------------------------------
                                                [Signature]
                                                Jose S. David
                                                Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.