Form 10-K
period 2002-12-31
IMAGEX COM INC
filed 2003-04-04
CIK 1072369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-78271

                             ----------------------

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.01 Par Value

                             ----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |_| No |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 was $9,968,267 (based on the closing sale price of $0.45 per share on the NASDAQ SmallCap Market on such date).

      The number of shares outstanding of the registrant's common stock on March 6, 2003 was 31,211,967.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                Table of Contents

                                                                                                              Page
                                                                                                              ----
Part I:
Item 1.      Business.....................................................................................       3
             Risk Factors Affecting ImageX, Inc.'s Operating Results......................................       8
Item 2.      Properties...................................................................................      16
Item 3.      Legal Proceedings............................................................................      16
Item 4.      Submission of Matters to a Vote of Security Holders..........................................      16
Part II:
Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters........................      17
Item 6.      Selected Consolidated Financial Data.........................................................      18
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations........      20
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................................      32
Item 8.      Financial Statements.........................................................................      33
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure..........      59
Part III:
Item 10.     Directors and Executive Officers of the Registrant...........................................      59
Item 11.     Executive Compensation.......................................................................      61
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................      67
Item 13.     Certain Relationships and Related Transactions...............................................      70
Item 14.     Controls and Procedures......................................................................      70
Part IV:
Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................      71
Signatures................................................................................................      74

                                     PART I

Item 1. Business

      This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will", "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors Affecting ImageX, Inc.'s Operating Results" below. These factors may cause our actual results to differ materially from any forward-looking statements.

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

      The Company has announced the signing of a definitive merger agreement with Kinko's, Inc., where Kinko's will offer to acquire for cash all the outstanding common shares of the Company. We expect that this merger will be completed in the second quarter of 2003. Forward-looking statements do not apply if the merger closes within that expected time frame.

Overview

      ImageX, Inc. (the "Company" or "ImageX") provides traditional printing services and Internet-based e-procurement services for branded print materials, and until the sale of our wholly-owned subsidiary, Extensis, Inc. ("Extensis") on September 15, 2002, we also designed and marketed graphic-design software. Until the sale of Extensis, we operated in two business segments, the Printing segment and the Software segment. As of September 15, 2002, we now operate in one business segment, the Printing segment. Branded print materials include marketing and promotional materials as well as business cards, stationery and envelopes. Our Internet-based technology includes the ImageX Print System and the ImageX Channel Marketing System. The ImageX Print System is a customized secure Web site product suite for medium to large corporate customers providing four service offerings: e-Procure, e-Brand, e-Print and Enterprise. The ImageX Channel Marketing System, released in May 2002, is a customized Internet-based solution, which enables corporate customers to manage the distribution of sales and marketing communications to sales channels.

      On September 15, 2002, we completed the sale of Extensis to Celartem Technology USA, Inc., a Delaware corporation and subsidiary of Celartem Technology Inc., a Japanese corporation (collectively "Celartem"). In connection with the sale of our holdings in Extensis to Celartem, we received a cash payment of approximately $9.1 million. In addition, Celartem will pay us up to an additional $2.0 million over the next two years if Extensis meets certain revenue targets.

Subsequent Event

      On March 3, 2003, we signed a definitive merger agreement with Kinko's Washington, Inc., a Washington corporation ("Kinko's Washington") and a wholly-owned subsidiary of Kinko's Inc., a privately held Delaware corporation ("Kinko's"), the world's leading provider of document solutions and business services. Under the terms of the agreement, Kinko's Washington will offer to acquire for cash all the outstanding common shares of ImageX for $0.512 per common share in a transaction valued at approximately $16.5 million. The transaction is subject to customary conditions and is expected to be completed in the second quarter of 2003. In connection with the tender offer and proposed merger, Kinko's has filed with the SEC a tender offer statement on Schedule TO (including an offer to purchase, letter of transmittal and related tender offer documents) and ImageX has filed a solicitation/recommendation statement on
Schedule 14D-9. These documents contain important information and shareholders of ImageX are advised to carefully read these documents.

General Development of Business

      ImageX was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. In 1999, we completed our initial public offering, followed by a follow-on offering in early 2000. We operate in one business segment, the Printing segment with the following wholly-owned subsidiaries which were acquired by us during 1999 and 2000: (i) Howard Press, Inc. ("Howard Press"), a New Jersey based, full-service printing company providing Fortune 1000 companies with a broad range of printing, publishing and warehousing and fulfillment services; (ii) FA Graphics, Inc. ("FA Graphics"), an Oregon based full-service printing company and (iii) Image Press, Inc. ("Image Press") a California based print broker. During the third quarter of 2002, we sold Extensis. During the first quarter of 2001, we closed our PrintBid.com marketplace, retaining the technology acquired with PrintBid.com in 1999, for use with the ImageX Print System.

      Our customers include AT&T, Automatic Data Processing (ADP), CB Richard Ellis, GE, Kraft, Merck and Co. and many others. As of December 31, 2002, we had 265 employees.

ImageX Products and Services

      We operate four printing facilities, one in Oregon and three in New Jersey, that supplement our network of commercial printing vendors. In addition to printing custom materials ordered through traditional means, we also print items ordered through the ImageX Print System and the ImageX Channel Marketing System.

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

      Our ImageX Channel Marketing System is a customized Internet-based solution targeted at large corporations that possess a need for a comprehensive marketing materials production and distribution solution. This solution allows customers to simplify and automate the production, management and coordinated distribution of personalized sales and marketing collateral across large geographically dispersed third party sales organizations via a Web-based application.

      Our two technology solutions help customers reduce print procurement costs, streamline processes and control their brands more effectively resulting in rapid delivery of consistent, high-quality printed business materials. Specifically, these systems offer our customers the following key features:

      o Accuracy-Enables our customers to directly access their corporate information online through a screen rendering that is designed to be color-consistent and dimensionally accurate. Customers can order their products from their own digital online catalog that includes employee data, company graphics and logos, delivery information, reporting requirements and prototypes of the customer's printed business materials. Our systems reduce errors associated with data reentry, typesetting and the use of outdated document versions.

      o Single Source-Eliminates any need for customers to engage several different printers to supply their printing needs. Individual printers are typically constrained to a limited range of products that can be supported by their equipment. Through our network of commercial printing vendors and four wholly-owned print production and fulfillment facilities, we are able to provide a wide range of printed business materials from one source. The ImageX solution is technology-neutral and geography-neutral, aggregating a broad set of printing needs for our customers.

      o Security and Control-Enables customers to monitor print orders through a password protected, secure Web site. Authorized customer employees can individually access a wide variety of printed business materials within the centralized parameters and rules established by the customer. This is designed to bring a uniform look to a customer's printed business materials and helps to maintain consistency of the customer's corporate identity.

      o Convenience-Allows customers to modify and order their printed business materials, at any time, on any day, without any degradation of services; provides online order status reports; and enables central order management, which allows customers to queue their orders and release them in batches.

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

Customers and Markets

      Our target customers are medium to large companies in major markets nationwide. Printed business materials, which include promotional marketing materials and general stationery products, are employed throughout business organizations today. Based on data provided by CapVentures, a print industry analysis firm, the amount of these materials printed on an outsourced basis by commercial printers was estimated to be $23 billion in 2001. CapVentures forecasts this market to grow to $33 billion by 2005.

Sales and marketing

      Organization

      We sell our products through our direct sales force. As of December 31, 2002, our sales and marketing team consisted of 25 employees.

      Promotion

      We market our products and services primarily to senior purchasing and marketing executives of our customers. Our solutions allow employees and purchasing departments to quickly process their orders for general office materials, such as business cards, stationery and labels, and allow marketing departments to more efficiently provide promotional marketing materials, such as brochures and sell sheets, to their sales organizations, channel partners and customers.

Technology

      The technology behind the ImageX Print System and the ImageX Channel Marketing System solutions is based on an integrated view of the entire print procurement and manufacturing process. Our corporate print procurement solution combines both the print manufacturing process and the customer procurement process into one coherent system, and drives the entire ordering and manufacturing processes. These solutions were designed as a scalable manufacturing system to process thousands of printing orders daily. ImageX hosts substantially all elements of the systems for all customers and print vendors. Customers use standard Internet browsers to access the systems. Every component of the ImageX corporate print procurement solution architecture was chosen with scalability as a primary consideration.

Operations

      The ImageX Print System leverages a network of approximately 14 commercial printing vendors and four of our own printing operations. At December 31, 2002 our operations team consisted of 194 employees. Our network of commercial printing vendors includes printers located across the United States, all of which can ship nationwide. A substantial majority of our vendors are small, regional operators. With this network of vendors and our own operating facilities, we are able to deliver printed business materials nationwide and globally. We believe that the ImageX Print System offers improved corporate utilization within our vendor network, direct cost and overhead cost reduction and improved vendor management.

Product Development

      Our future success will depend on our ability to maintain and develop competitive technologies, to continue to enhance our current services, and to develop and introduce new services in a timely and cost-effective manner that meets evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. We have a dedicated product development organization that creates new features and functionality for our existing services, as well as the software that supports new services. The product development team has expertise in database systems, network technology, digital print imaging systems, Internet protocols and security, distributed computing and computer-integrated manufacturing. At December 31, 2002, we had 13 employees engaged in product development.

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

      We have been issued eight patents and have 43 patent applications pending relating to the ImageX Print System. We believe we have taken all reasonable steps to ensure the ownership of all copyrights in our online materials that we have developed.

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

      Traditional commercial printers often have long standing relationships with customers. We face challenges in convincing prospective customers to consider alternatives to their traditional printer. Commercial printers primarily compete on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must effectively compete in each of these areas.

      We also face direct competition from printing services brokers who offer customers a relatively wide variety of products and services and are able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long standing customer relationships.

      We also face competition from other Internet-based companies that offer business printing services, as well as others that may develop such services in the future. Potential developers of competing electronic commerce services may include consumer printing service providers, office service providers, equipment manufacturers and financial printers and publishers.

Our Executive Officers

      The name, age and position, as of March 6, 2003, of each of our executive officers is as follows:

                      Name                    Age                     Position
                      ----                    ---                     --------
Richard P. Begert............................  46     President, Chief Executive Officer and Director
Cory E. Klatt................................  34     Chief Technology Officer
Jose S. David................................  46     Chief Financial Officer
Gary L. Madson...............................  50     Vice President of Operations
Mariam J. Naini..............................  39     Vice President, General Counsel and Secretary

      Richard P. Begert has been President, Chief Executive Officer and a director of ImageX since November 1998. From 1993 to 1998, Mr. Begert was Regional President of AT&T Wireless Services (and its predecessor, McCaw Cellular Communications, Inc.), a telecommunications company. From 1986 to 1993, Mr. Begert held various other senior positions at McCaw Cellular. Mr. Begert received his B.A. in business administration from the University of Washington.

      Cory E. Klatt is a co-founder of ImageX and holds the position of Chief Technology Officer. He has spent the last six years pioneering the development of the systems and technology behind the ImageX solution. In 1992, as a partner at Practical Applications, Inc., he created one of the first client/server systems to manage the ordering, imaging, manufacturing and billing of software-compatible forms. Prior to co-founding ImageX in 1995, Mr. Klatt managed a team of developers that designed and implemented several of the first e-commerce solutions for Microsoft Corporation.

      Jose S. David joined the Company in October 2002 as Chief Financial Officer. From 1992 to 2002, Mr. David was Chief Financial Officer of Active Voice Corporation, a leading manufacturer of call processing systems. From 1989 to 1992, Mr. David held various other senior positions at Active Voice. From 1984 to 1989, Mr. David was Manager of Finance for Wang Laboratories, Inc., a computer manufacturer. From 1978 to 1983, Mr. David was employed by Price Waterhouse LLP, an independent public accounting firm. Mr. David was a Certified Public Accountant and received his B.A. in business administration from the University of Washington.

      Gary L. Madson has been Vice President of Operations since September 2000. Prior to joining ImageX, Mr. Madson was Global Microsoft Business Manager at Zomax, Inc., an outsource service provider to the software industry. Prior to working at Zomax, Mr. Madson was the General Manager of KAO Infosystems, Inc. Mr. Madson holds a B.S. in biological oceanography from the University of Washington.

      Mariam J. Naini has been Vice President, General Counsel and Secretary of ImageX, Inc. since November 1999 and Secretary since December 1999. From April 1999 to October 1999, Ms. Naini was an Associate General Counsel at Amazon.com, Inc. From April 1998 to March 1999, she was an Of Counsel with Irell & Manella LLP's Los Angeles, California office. From July 1994 to March 1998, Ms. Naini was a Senior Associate with Morgan, Lewis & Bockius LLP's Washington, D.C. office, and from December 1988 to June 1994, she was an associate with Howrey & Simon LLP's Washington, D.C. office. Ms. Naini received her B.A. degree with honors, in three years, from Wellesley College and a Juris Doctorate degree in 1988 from Georgetown University Law Center.

Employees

      As of December 31, 2002, we had 265 employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of our employees are represented by a labor union, and we consider our labor relations to be good. We believe our success depends to a significant extent on our ability to attract, motivate and retain highly skilled management and employees. To this end, we focus on incentive programs such as employee stock options, competitive compensation and benefits for our employees.

Available Information

      Our corporate Internet address is www.imagex.com. We make available free of charge on www.imagex.com our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. However, the information found on our Web site is not part of this or any other report.

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

      Our business and stock price may be adversely affected if the merger with Kinko's is not completed. On March 3, 2003, we entered into a merger agreement with Kinko's. If the merger is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

      o we would not realize the benefits we expect by being part of a combined company with Kinko's, as well as the potentially enhanced financial and competitive position as a result of being part of the combined company;

      o the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers as a result of efforts and uncertainties relating to our anticipated merger with Kinko's may detract from our ability to grow revenues and minimize costs;

      o the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed;

      o we must pay the costs related to the merger, such as legal and accounting fees; and

      o we may not be able to continue our present level of operations, may need to scale back our business, may have to consider additional reductions in force, may have to consider alternative sources of funding and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

      In connection with the tender offer and proposed merger, Kinko's has filed with the SEC a tender offer statement on Schedule TO (including an offer to purchase, letter of transmittal and related tender offer documents) and ImageX has filed a solicitation/recommendation statement on Schedule 14D-9. These documents contain important information and shareholders of ImageX are advised to carefully read these documents.

      The Market Price Of Our Common Stock Has Been And May Continue To Be Volatile, Which Could Result In Losses For Security Holders and Our Securities May Be Delisted From The NASDAQ SmallCap Market Due To An Insufficient Minimum Bid Price. The trading price of our common stock has historically been highly volatile. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

      o     general economic conditions;
      o     changes in interest rates;
      o conditions or trends in the Internet, the e-commerce industry and print industry;
      o fluctuations in the stock market in general and market prices for Internet-related companies in particular;
      o     actual or anticipated variations in our quarterly operating results;
      o changes in financial estimates by us or securities analysts and recommendations by securities analysts;
      o changes in capital structure, including issuance of additional debt or equity to the public; and
      o     loss of significant customers.

      The closing price of our common stock on December 31, 2002 was $0.22 per share. The NASDAQ SmallCap Market generally requires listed issuers to maintain a minimum bid price of $1.00, and may delist an issuer whose share price falls below that threshold for an extended period of time. If we are unable to meet the minimum listing requirements or are unable to successfully seek a reversal of NASDAQ's decision, we may be subject to delisting from the NASDAQ SmallCap Market, which will likely have a material adverse effect on our common stock and would severely restrict our ability to raise additional capital.

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

      We Have A History Of Losses And Expect Losses Will Continue. We have never been profitable, and we anticipate that we will continue to incur net losses in future periods. To become profitable, we must significantly increase our revenues by obtaining new customers and generating additional revenues from existing customers, control our expenses and improve our gross margins. As of December 31, 2002, we had an accumulated deficit of $183.8 million. Our revenues may not continue at their current level or increase in the future. We may continue to incur operating losses for some time.

      If we are unable to increase our revenues and operating margins, our operating losses may continue to increase in future periods. Increased competition or other changes in printing industry economics may also adversely affect our ability to eventually become profitable.

      Recent Efforts To Reduce Expenses May not Achieve the Results We Intend and May Harm Our Business. We have initiated a number of measures to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our workforce and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with our cost reduction efforts, we were required to make certain product and service development decisions with limited information regarding future demand. There can be no assurance that we decided to pursue the correct product and service offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures may place a strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our recruiting and retention of key employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product and service development plans. If we experience difficulties in carrying out such measures, our expenses could increase more quickly than we expect. If we find that our planned reductions do not achieve our objectives, it may be necessary to implement further streamlining of our expenses or undertake additional cost-cutting measures.

      We Have A Limited Operating History And Are Subject To The Risks Of New Enterprises. We began operations in 1996 and commercially introduced our Internet-enabled printing services in October 1997. Our limited operating history and the uncertain and emerging nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. Our prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the rapidly evolving markets for Internet products and services.

      Our Quarterly Results Are Difficult To Predict And Are Likely To Fluctuate, Which May Have An Impact On Our Stock Price. Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to a significant decline in the market price of our common stock. In addition to the risk factors described elsewhere, quarterly fluctuations may also result from:

      o our ability to obtain new customers for the ImageX Print System and the ImageX Channel Marketing System;
      o changes in our operating expenses and capital expenditure requirements;
      o our ability to retain our existing customers and increase sales to them;
      o     the timing of customer orders;
      o     impairment of long-lived assets;
      o     cumulative effect of accounting change;
      o     increased competition; and
      o     general or industry-specific economic conditions.

      Based on all these factors, we believe that our quarterly revenues, expenses and operating results will be difficult to predict. Moreover, because of our short operating history and our acquisitions, period-to-period comparisons of our operating results are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

      Our Future Earnings Could Be Negatively Affected By Significant Charges Resulting From The Impairment Of Long-Lived Assets. We regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, customer lists and fixed assets, to determine whether there has been any impairment in the value of these assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable.

      In addition, recent changes in Generally Accepted Accounting Principles ("GAAP") require us to discontinue amortizing goodwill and certain intangibles. We adopted these changes effective January 1, 2002. Under these standards, goodwill and certain intangibles are not amortized, but instead are reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill or certain intangibles is more than fair value. On January 1, 2002, we recorded a charge of approximately $30.2 million for the cumulative effect of adopting these new accounting standards. In addition, in fiscal 2002, we recorded an impairment charge of approximately $16.4 million to recognize the impairment of goodwill, customer lists, fixed assets and capitalized patent costs.

      We will continue to regularly evaluate the recorded amount of our long-lived assets and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters. We are unable to predict the amount, if any, of potential future impairments.

      To Obtain New Customers, We Must Overcome Long-Standing Customer Relationships And Long Sales Cycles. Many of the potential customers that we pursue through our direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. Customers are also often reluctant to change their existing ordering and production processes to take advantage of our Internet-based printing services. To successfully sell our products, we generally must educate our potential customers on the use and benefits of our systems, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers and converting them to the ImageX Print System and the ImageX Channel Marketing System. The period between initial contact and the purchase of our products through the ImageX Print System or the ImageX Channel Marketing System is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year.

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

      Increases In Paper Prices And Shortages In Paper Supply Could Adversely Affect Our Gross Margins And Operating Results. The cost of paper is a principal factor in the pricing we receive from our network of commercial printing vendors and our own pricing through our four production facilities. We have generally been able to pass increases in the cost of paper on to customers. Decreases in paper costs generally result in lower prices to customers. If we are unable to pass future paper cost increases on to our customers, or if our customers reduce their order volume, our profit margins and cash flows could be adversely affected.

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

      We have expended, and will continue to expend, significant resources educating potential customers about our services, capabilities and benefits. We may not be successful in achieving market acceptance of the ImageX Print System, or the ImageX Channel Marketing System, or in achieving significant market share before competitors offer products, applications or services with features similar or superior to our current or proposed offerings.

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

      We also face direct competition from other companies that market integrated Internet-based business printing services similar to ours. Potential developers of competing electronic commerce services may include:

      o consumer printing service providers, including Internet-based providers;
      o     office service providers;
      o     equipment manufacturers; and
      o     financial printers and publishers.

      Many of our current and potential future competitors have longer operating histories, larger customer bases, greater brand recognition and substantially greater financial, marketing and other resources than we do. As a result, they may be able to market their products, services and branding more aggressively than we are able to, and may be able to significantly undercut our pricing for extended periods of time. They may also be able to respond more quickly and effectively to emerging new technologies and to changes in customer requirements and preferences.

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

      Possible Infringement Of Intellectual Property Rights Could Harm Our Business. Our success depends in part on our proprietary technologies. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets and confidentiality provisions to establish and protect our intellectual property rights. Although we currently have 8 patents issued and have 43 U.S. patent applications pending, we cannot be certain that any new patents will ultimately be issued.

      We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, vendors and other third parties and otherwise control access to propriety information. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights, nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to the proprietary technologies employed in our Web-based services.

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

      Unless We Are Able To Attract, Motivate and Retain Highly Qualified Employees, We Will Be Unable To Execute Our Business Strategy. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. In addition, our recent reductions in workforce may affect our ability to attract new qualified personnel as required. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

      Our Articles Of Incorporation And Bylaws And Washington Law Contain Provisions That Could Discourage A Takeover. Certain provisions of our articles of incorporation, our bylaws and Washington law could make it more difficult for a third party to obtain control of ImageX, even if doing so might be beneficial to our shareholders.

      Our Revenues Are Attributable to A Small Number of Customers; The Loss of Any One of Which Could Harm Our Financial Results. We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future, however, no single customer accounted for more than 10% of revenues for 2002. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Item 2. Properties

      We are headquartered in Kirkland, Washington, where we lease 25,722 square-feet of office space, pursuant to a lease that expires on December 31, 2004. FA Graphics leases approximately 50,000 square-feet for production facilities in Tualatin, Oregon pursuant to a lease that expires June 30, 2006 and 15,000 square-feet for production facilities in Union, New Jersey pursuant to a lease that expires October 31, 2003. Howard Press currently leases approximately 109,104 square-feet of production and office space in Linden, New Jersey and Roselle, New Jersey pursuant to leases expiring May 31, 2003 and 45,560 square-feet of warehouse space pursuant to a lease expiring March 31, 2005. Image Press currently leases approximately 5,000 square-feet of office space in San Leandro, California pursuant to a lease that expires July 31, 2004.

Item 3. Legal Proceedings

      We are involved from time to time in claims and proceedings arising in the ordinary course of business. We are not currently involved in any claim or proceeding, which we believe will alone, or in the aggregate with all other such claims, have a material adverse effect on our financial position or results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      Our common stock has been quoted on the NASDAQ National Market or the NASDAQ SmallCap Market under the symbol "IMGX" since August 26, 1999, the date of our initial public offering. Prior to that time, there was no public market for our stock.

      The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market or the NASDAQ SmallCap Market, as applicable.

                                                                High       Low
                                                                ----       ---
2001 Fiscal Year
First Quarter .............................................   $  4.69    $  0.69
Second Quarter ............................................      2.03       0.66
Third Quarter .............................................      1.50       0.48
Fourth Quarter.............................................      1.15       0.50

2002 Fiscal Year
First Quarter .............................................   $  1.10    $  0.69
Second Quarter ............................................      0.81       0.36
Third Quarter .............................................      0.44       0.17
Fourth Quarter.............................................      0.36       0.18

      On March 6, 2003, the Company had 417 shareholders of record. The last reported sales price per share on March 6, 2003 was $0.49.

      We have never paid dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate declaring or paying cash dividends in the foreseeable future.

      The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Item 6. Selected Consolidated Financial Data

      You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes of ImageX. Historical results are not necessarily indicative of future results.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                1998(2)     1999(2)(3)  2000(4)(5)     2001(5)      2002(5)
                                                ----        ----        ----           ----         ----
STATEMENT OF OPERATIONS DATA:
Revenues ..................................    $    968     $ 11,499     $ 41,861     $ 44,423     $ 34,888
Cost of revenues ..........................         998        8,541       32,690       34,682       26,698
                                               ------------------------------------------------------------
Gross profit (loss) .......................         (30)       2,958        9,171        9,741        8,190
                                               ------------------------------------------------------------
Operating expenses:
   General and administrative .............       3,929       12,946       26,057       21,660       17,250
   Sales and marketing ....................       2,207        6,815       19,228       11,500        7,798
   Product development ....................       2,750        4,116        8,314        7,235        3,625
   Amortization of goodwill and assembled
      workforce ...........................          --          157          369          973           --
   Impairment charge (7) ..................          --           --           --           --       16,358
                                               ------------------------------------------------------------
        Total operating expenses ..........       8,886       24,034       53,968       41,368       45,031
                                               ------------------------------------------------------------
Loss from operations ......................      (8,916)     (21,076)     (44,797)     (31,627)     (36,841)
   Interest income (expense), net .........         (48)         241        3,721          850          159
                                               ------------------------------------------------------------
Loss from continuing operations ...........      (8,964)     (20,835)     (41,076)     (30,777)     (36,682)
Net (loss) income from discontinued
   operations (5) .........................          --           --       (6,379)      (9,125)       4,308
                                               ------------------------------------------------------------
Net loss before cumulative effect of change
   in accounting principle ................      (8,964)     (20,835)     (47,455)     (39,902)     (32,374)
Cumulative effect of change in accounting
   principle (6) ..........................          --           --           --           --      (30,195)
                                               ------------------------------------------------------------
Net loss ..................................      (8,964)     (20,835)     (47,455)     (39,902)     (62,569)
Preferred stock accretion .................        (221)         (84)          --           --           --
                                               ------------------------------------------------------------
Net loss used in calculating net loss per
   share ..................................    $ (9,185)    $(20,919)    $(47,455)    $(39,902)    $(62,569)
                                               ============================================================
Basic and diluted net loss per share:
Loss from continuing operations ...........    $ (12.25)    $  (3.07)    $  (1.75)    $  (1.07)    $  (1.18)
Net (loss) income from discontinued
   operations (5) .........................          --           --        (0.27)       (0.32)        0.14
                                               ------------------------------------------------------------
Net loss before cumulative effect of change
   in accounting principle ................      (12.25)       (3.07)       (2.02)       (1.39)       (1.04)
Cumulative effect of change in accounting
   principle (6) ..........................          --           --           --           --        (0.98)
                                               ------------------------------------------------------------
Basic and diluted net loss per share (1) ..    $ (12.25)    $  (3.07)    $  (2.02)    $  (1.39)    $  (2.02)
                                               ============================================================
Shares used in computation of basic and
   diluted net loss per share (1) .........         750        6,805       23,534       28,783       30,983
                                               ============================================================

                                                                                        December 31,
                                                                                        ------------
                                                               1998(2)     1999(2)(3)       2000          2001           2002
                                                               ----        ----             ----          ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents..................................   $     967    $   18,257   $   40,420     $   17,375    $   12,366
Working capital (deficit)..................................        (293)       18,053       47,386         18,592        15,909
Total assets...............................................       2,469        35,668      136,306         92,999        25,222
Notes payable..............................................         907             -        8,800          5,000             -
Long-term capital lease obligation.........................           -             -            -              -           175
Mandatorily redeemable convertible preferred stock.........      11,350             -            -              -             -
Accumulated deficit........................................     (12,997)      (33,832)     (81,287)      (121,189)     (183,758)
Total shareholders' equity (deficit).......................     (10,887)       30,774      117,106         82,582        20,369

----------

(1) See Note 1 to ImageX Financial Statements for an explanation of the method used in computing basic and diluted net loss per share.

(2) During December 1999, ImageX acquired PrintBid.com. The acquisition was accounted for under the pooling-of-interest method and all consolidated financial statements of ImageX have been restated to include the results and balances of PrintBid.com for all prior periods presented.

(3) The 1999 results include the post-acquisition operations of FA Graphics and Image Press, which ImageX acquired in April 1999 and September 1999, respectively.

(4) The 2000 results include the post-acquisition operations of Extensis and Howard Press, both of which ImageX acquired in June 2000. See Note 14 to ImageX's consolidated financial statements.

(5) On September 15, 2002, the Company sold its wholly-owned subsidiary, Extensis. As such, in accordance with generally accepted accounting principles, prior period results of operations have been reclassified to reflect Extensis' operating results and the gain on sale as Discontinued Operations.

(6) On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles." Pursuant to SFAS No. 142, the Company recorded a transitional impairment charge to write down goodwill, related to its investment in Extensis, to its fair value. The amount was recorded as a cumulative effect of change in accounting principle. See Note 2 to ImageX's consolidated financial statements.

(7) On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to SFAS No. 142 and SFAS No. 144, the Company recorded an impairment charge to write down goodwill, fixed assets and intangible assets to their fair value. See Note 2 to ImageX's consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents a review of ImageX, Inc. and its subsidiaries (collectively, the "Company") for the twelve months ended December 31, 2000, 2001 and 2002. This review should be read in conjunction with the consolidated financial statements and related notes and other data presented herein.

      The Company has announced the signing of a definitive merger agreement with Kinko's Inc., where Kinko's will offer to acquire for cash all the outstanding common shares of the Company. We expect that this merger will be completed in the second quarter of 2003. Forward-looking statements do not apply if the merger closes within that expected time frame.

Forward-Looking Statements

      When you read this section of our Form 10-K, it is important that you also read the consolidated financial statements and related notes included elsewhere in this report. This document, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

      o     future net income or net losses of the Company;
      o     future capital needs and capital expenditures;
      o     the Company's need and ability to obtain financing in the future;
      o     the possible delisting of the Company from the NASDAQ SmallCap
            Market;
      o     future charges for long-lived assets and goodwill;
      o     the continuance of offering volume discounts to customers;
      o     revenue growth in the future;
      o     consistent gross margins in the future;
      o future operating expense levels and the effect of cost-reduction initiatives;
      o the unpredictability of our quarterly revenues, expenses and operating results;
      o future sales cycles for customers and future growth of our customer base;
      o     our ability to obtain additional customers through acquisitions; and
      o     the future effectiveness of our intellectual property rights.

      Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements for many reasons, including the factors described in the section entitled "Risk Factors Affecting ImageX's Business and Operating Results" in Item 1 and elsewhere of this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not assume any obligation to revise forward-looking statements, except as required by the securities laws.

Critical Accounting Policies

      We believe you must take into account certain of our accounting policies to fully understand our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect our reported and expected financial results. Note that our preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and accompanying notes, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

      The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

      o Revenue recognition and Web site costs. We derive revenues primarily from two sources (i) the sale of printed business materials, service revenues from Web site creation and maintenance fees, and (ii) until we sold our wholly-owned subsidiary, Extensis, Inc. ("Extensis"), we sold software licenses. Significant management judgments and estimates must be made and used in connection with revenues recognized in any accounting period. Material differences may result in the amount and timing of our revenues for any period if our management made different judgments or utilized different estimates.

            The Company recognizes printing revenues when orders are shipped to the customer and when the Company has fulfilled all of its contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System and our ImageX Channel Marketing System are deferred and recognized over the life of the customer relationship which is estimated by management. Incremental direct costs for creating such Web sites are estimated by management and deferred over the same period. Web site maintenance fees are recognized over the maintenance contract period, typically 12 months.

            Prior to the Company's sale of Extensis, the Company recognized software revenues when persuasive evidence of a contract with a customer existed, software was delivered, the fee was fixed or determinable and collectibility was probable. We provided distributors and resellers a sixty-day right of return. We recorded a provision for estimated product returns. At the time of the transaction, we assessed whether the fee associated with our revenue transaction was fixed and determinable and whether or not collection was reasonably assured. Significant management judgments and estimates were made and used in connection with establishing the sales return provision, in assessing whether a fee was fixed or determinable and in determining whether a fee was collectible in any accounting period.

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

      o Capitalized internally developed software for internal use. We capitalize internally developed software costs subsequent to establishing technological feasibility of a project. Such costs are amortized over the projects useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Material differences may result in the amount and timing of our depreciation expense for any period if management made different judgments or utilized different estimates.

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

      o Impairment of goodwill and indefinite-lived intangibles. To assist us in assessing the fair value of our goodwill and indefinite-lived intangible assets, we engaged an independent valuation firm. The valuation provided an estimate of a fair value of the assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. The valuation used many assumptions and estimates in determining the fair value of the assets. These assumptions and estimates are based on our best judgments. We assess impairment at least annually for these assets, or when indicators of impairment exist. We perform our annual assessment during the fourth quarter of our fiscal year. Our judgments regarding the existence of impairment indicators include our assessment of the impacts of legal factors, market and economic conditions; the results of our operational performance, and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of our principal operations. If we conclude that impairment indicators exist and that certain assets are impaired, we will write down those assets to their determined fair value.

      o Impairment of long-lived assets and other intangibles. Property and equipment, identifiable intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. We periodically review long-lived assets, other intangibles and reporting segments that we are more likely than not to sell or otherwise dispose of before the end of the asset's previously estimated useful life for impairment. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets, other intangibles and reporting segments. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value. When we determine that indicators of impairment exist, we then assess the fair value of these assets using an independent valuation firm. The valuation process provides an estimate of a fair value of these assets using a discounted cash flow model. The valuation uses many assumptions and estimates in determining the fair value of these assets.

Overview

      ImageX provides traditional printing services and Internet-based e-procurement services for branded print materials, and until the sale of Extensis on September 15, 2002, we also designed and marketed graphic-design software. Until the sale of Extensis, we operated in two business segments, the Printing segment and the Software segment. As of September 15, 2002, we now only operate in one business segment, the Printing segment. We derive substantially all our revenues from traditional printing services including the e-procurement and sale of printed business materials. Printed business materials include marketing and promotional materials as well as business cards, stationery and general office products. Our services include the ImageX Print System and the ImageX Channel Marketing System. The ImageX Print System is a customized secure Web site product suite for medium to large corporate customers providing four service offerings: e-Procure, e-Brand, e-Print and Enterprise. The ImageX Channel Marketing System, released in May 2002, is a customized Internet-based solution, which enables corporate customers to manage the distribution of sales and marketing communications to sales channels.

      On September 15, 2002, we completed the sale of Extensis to Celartem Technology USA, Inc., a Delaware corporation and subsidiary of Celartem Technology Inc., a Japanese corporation (collectively "Celartem"). In connection with the sale of our holdings in Extensis to Celartem, we received a cash payment of approximately $9.1 million. In addition, Celartem will pay us up to an additional $2.0 million over the next two years, if Extensis meets certain revenue targets.

Subsequent Event

      On March 3, 2003, we signed a definitive merger agreement with Kinko's Washington, Inc., a Washington corporation ("Kinko's Washington") and a wholly-owned subsidiary of Kinko's Inc., a privately held Delaware corporation ("Kinko's"), the world's leading provider of document solutions and business services. Under the terms of the agreement, Kinko's Washington will offer to acquire for cash all the outstanding common shares of ImageX for $0.512 per common share in a transaction valued at approximately $16.5 million. The transaction is subject to customary conditions and is expected to be completed in the second quarter of 2003. In connection with the tender offer and proposed merger, Kinko's has filed with the SEC a tender offer statement on Schedule TO (including an offer to purchase, letter of transmittal and related tender offer documents) and ImageX has filed a solicitation/recommendation statement on
Schedule 14D-9. These documents contain important information and shareholders of ImageX are advised to carefully read these documents.

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

                      SELECTED STATEMENT OF OPERATIONS DATA

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                  2000        2001        2002
                                                                  ----        ----        ----
Revenues....................................................      100%        100%         100%
Cost of revenues............................................       78          78           77
                                                               -------------------------------
Gross margin................................................       22          22           23
                                                               -------------------------------
Operating expenses:
   General and administrative...............................       62          49           50
   Sales and marketing......................................       46          26           22
   Product development......................................       20          16           10
   Amortization of goodwill and assembled workforce.........        1           2            -
   Impairment charge........................................        -           -           47
                                                               -------------------------------
        Total operating expenses............................      129          93          129
                                                               -------------------------------
Loss from operations........................................     (107)        (71)        (106)
   Interest income (expense), net...........................        9           2            1
                                                               -------------------------------
Loss from continuing operations.............................      (98)        (69)        (105)
Net (loss) income from discontinued operations..............      (15)        (21)          12
                                                               -------------------------------
Net loss before cumulative effect of change in accounting
   principle................................................     (113)        (90)         (93)
Cumulative effect of change in accounting principle.........        -           -          (86)
                                                               -------------------------------
Net loss....................................................     (113)%       (90)%       (179)%
                                                               ===============================

      We have incurred significant net losses since our inception. As of December 31, 2002, we had accumulated a deficit of $183.8 million. Our limited operating history and the uncertain and emerging nature of our market make it difficult to assess our prospects or predict our future results of operations. Our prospects are subject to the risks and uncertainties frequently encountered in establishing a new business enterprise, particularly in the new and rapidly evolving markets for online products and services. Because of our short operating history, period-to-period comparisons of our results of operations are not necessarily meaningful. As a result, you should not rely on such comparisons as indications of our future performance.

Revenues

      The Company's printing products include marketing and promotional materials as well as business cards, stationery and envelopes. ImageX and its wholly-owned subsidiaries, Image Press, Inc. ("Image Press"), FA Graphics, Inc. ("FA Graphics"), and Howard Press, Inc. ("Howard Press"), generally recognize printing revenues when orders are shipped to the customer and when we have fulfilled all of our contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System and ImageX Channel Marketing System are deferred and recognized over the estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the maintenance contract period, typically 12 months. We charge customers for printed products they order in accordance with customer-specific pricing arrangements negotiated with each customer.

In the commercial printing industry, prices tend to move in correlation with paper prices. We generally have been able to pass fluctuations in paper pricing through to our customers, although this cannot be assured in the future. We also offer volume discounts to customers, which we expect will continue. Orders are fulfilled through our network of approximately 14 vendors and our own four operating facilities and are shipped directly to customers under the ImageX brand.

      In June 2000, the Company acquired Extensis and began selling software products and services up until we sold Extensis in September 2002. During that time, we sold software products and services to distributors, resellers, end user customers and to some distributors that reproduced, localized, and packaged our products. The revenues from these sales were recognized when persuasive evidence of a contract existed, software was delivered, the fee was fixed or determinable and collectibility was probable. We generally provided distributors and resellers a sixty-day right of return. A provision was recorded for estimated product returns. In accordance with generally accepted accounting principles, all of Extensis' revenues have been reclassified as Discontinued Operations. See Note 3 to ImageX's consolidated financial statements.

      Our customers include a wide variety of businesses, from Fortune 1000 companies to small size companies. A substantial portion of our revenues have been derived from customers that have come to ImageX by means of our acquisitions in 1999 and 2000.

(In thousands)                                           For the Year Ended December 31,
                                                         -------------------------------
                                                                          %                                %
                                    2000                2001           Growth         2002              Growth
                                    ----                ----           ------         ----              ------
Revenues.................       $   41,861          $  44,423             6%       $  34,888             (21)%

      The increase in revenues in fiscal 2001 compared to fiscal 2000 was primarily attributable to revenues generated by Howard Press, which was acquired in 2000. Revenues for fiscal 2000 include approximately six months of revenues for Howard Press, whereas revenues for fiscal 2001 include 12 months of revenues for Howard Press. In addition, revenues increased as a result of an increase in the number of customers introduced to the ImageX Print System from 331 to 369, and an increase in the number of products sold to existing customers.

      The decrease in revenues in fiscal 2002 compared to fiscal 2001 was primarily attributable to a change in the mix of product orders to lower priced products, the loss of revenues from three major customers facing economic difficulties in our Howard Press operations and steeper volume discounts due to the continued general slow down in the U.S. economy. Our revenues have been volatile over the last several quarters and future trends are difficult to predict. Actual results may be materially different than we predict and may even decline.

Gross Profit

      For products that are produced by our network of vendors, gross profit is calculated as the selling price of a specific product (including freight) less the price our vendors charge us for printing and freight costs. For products that we produce in our own facilities, gross profit is calculated as the selling price of the product (including freight), less manufacturing costs, freight costs and certain allocated overhead.

(In thousands)                                           For the Year Ended December 31,
                                                         -------------------------------
                                      2000             2001          Change            2002             Change
                                      ----             ----          ------            ----             ------
Gross profit..............      $      9,171        $   9,741            6%          $    8,190           (16)%
Gross margin..............             22%              22%                              23%

      Gross profit increased in fiscal 2001 compared to fiscal 2000 as a result of the increase in revenues attributable to the acquisition of Howard Press in June 2000. Gross margin in fiscal 2001 remained consistent with gross margins in fiscal 2000.

      Gross profit decreased in fiscal 2002 compared to fiscal 2001 due to the decrease in revenues in fiscal 2002 compared to fiscal 2001. Gross margin increased in fiscal 2002 compared to fiscal 2001 due to increased operating efficiencies realized from further utilization of our patented technologies and cost-reduction initiatives offset by decreased revenues in our Howard Press operations. In fiscal 2003, management expects gross margin to remain consistent with fiscal 2002.

Operating Expenses

      Our business incurs operating expenses in three broad expense categories: general and administrative, sales and marketing, and product development. During 2001, we reduced our staff by 44% and implemented non-staff cost reductions. These cost-reduction initiatives resulted in a decrease in operating expenses of $12.6 million compared to fiscal 2000. During 2002, operating expenses increased approximately $3.7 million primarily as a result of an impairment charge of approximately $16.4 million. Excluding this impairment charge, operating expenses in fiscal 2002 decreased approximately $12.7 million from fiscal 2001. In fiscal 2002, we reduced our staff by 42% and implemented additional non-staff cost reductions. In the future, we intend to focus on increasing our revenue base and scalability by acquiring new customers, increasing revenues from existing customers, and continuing to improve efficiencies. Our future viability and success will depend on our ability to achieve these objectives. We believe that cost-reduction initiatives implemented throughout 2001 and 2002 will reduce our operating expenses both on an absolute dollar basis and as a percentage of revenues in 2003 compared to 2002.

      General and Administrative Expenses

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
General and administrative.....      $     26,057       $21,660            (17)%         $   17,250          (20)%
Percentage of revenues.........             62%             49%                              50%

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, administrative and information technology personnel, as well as depreciation and amortization on property and equipment excluding machinery, amortization of stock option expense, outside professional services and facilities related expenses. The decrease in general and administrative expenses in fiscal 2001 compared to 2000 was primarily due to cost-reduction initiatives begun in the first quarter of 2001, which significantly reduced compensation expense by approximately $2.8 million, travel, telephone and other employee related expenses by $1.5 million, accounting and legal fees by $880,000 and contractor and consulting fees by $778,000. Offsetting these cost reductions was a $1.5 million loss on disposal of property and equipment, primarily internally developed software, incurred as a result of closing the PrintBid.com marketplace in March 2001.

      The decrease in general and administrative expenses in fiscal 2002 compared to fiscal 2001 was primarily due to cost-reduction initiatives implemented during 2001 and the first quarter of 2002 which significantly reduced compensation expense by approximately $1.6 million, rent and related facilities costs by approximately $1.1 million, travel, telephone and other employee related expenses by $200,000, contractor and consulting fees by approximately $300,000 and accounting and legal fees by approximately $208,000. In addition, depreciation and amortization expenses in fiscal 2002 were approximately $2.1 million less than in fiscal 2001 and bad debt expense was approximately $174,000 less than in fiscal 2001. The cost-reductions and reductions in depreciation and amortization expenses were partially offset by a lease termination fee of $667,000 related to restructuring our office lease in Kirkland in March 2002 and an increase in insurance premiums of approximately $226,000. Approximately $1.3 million in losses related to disposal of certain equipment and abandoned copyrights, and were recognized in general and administrative expenses in fiscal 2002. Management expects general and administrative expenses to continue to decrease in fiscal 2003.

      Sales and Marketing Expenses

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
Sales and marketing............      $     19,228       $11,500            (40)%         $    7,798          (32)%
Percentage of revenues.........             46%             26%                              22%

      Sales and marketing expenses consist primarily of salaries and related benefits for sales, marketing, customer service and technical support personnel, advertising expenses, marketing expenses, travel expenses and amortization of customer lists related to acquisitions. The decrease in sales and marketing expenses in 2001 compared to 2000 was primarily due to a $3.0 million reduction in compensation expense due to a reduction in staffing, a $3.7 million decrease in advertising expenses and a $1.0 million decrease in travel, telephone and other employee related expenses.

      The decrease in sales and marketing expenses in 2002 compared to 2001 was primarily due a $2.6 million reduction in compensation expense due to a reduction in staffing, a $727,000 decrease in advertising expenses and a $400,000 decrease in travel, telephone and other employee related expenses.

      Product Development Expenses

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
Product development............      $      8,314       $   7,235          (13)%         $    3,625          (50)%
Percentage of revenues.........             20%             16%                              10%

      Product development expenses consist primarily of salaries and benefits for developers, product managers, quality assurance personnel, payments to outside contractors for programming services and depreciation of capitalized software development projects. The decrease in product development expenses in 2001 and 2002 is primarily due to staff reductions implemented in 2001 and 2002 as part of our cost-reduction iniatives.

      Amortization of Goodwill and Assembled Workforce

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
Amortization of goodwill and
   assembled workforce.........      $        369       $     973          164%          $       --         (100)%
Percentage of revenues.........              1%              2%                                  --

      The amortization of goodwill and assembled workforce is a result of the acquisitions of FA Graphics and Image Press in 1999 and Howard Press in 2000. Through December 31, 2001, goodwill was amortized over 10 years and assembled workforce was amortized over periods ranging from 3 to 7 years. Upon adoption of Statement of Financial Accounting Standard ("SFAS") SFAS No. 142 "Goodwill and Other Intangible Assets," in January 2002, we discontinued amortization of goodwill and assembled workforce. See Note 2 to ImageX's consolidated financial statements.

      Impairment Charge

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
Impairment charge..............      $         --       $      --           --           $   16,358         (100)%
Percentage of revenues.........                --              --                            47%

      In January 2002, we adopted SFAS No. 142 and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets." In accordance with these two pronouncements, we recorded an impairment charge of approximately $6.1 million in fiscal 2002 to write down goodwill in our wholly-owned subsidiaries, Howard Press, Image Press and FA Graphics and we recorded an impairment charge of approximately $10.3 million to write down fixed assets and intangible assets in those entities as well as in our Kirkland headquarters. This impairment charge consisted of the write down of fixed assets of approximately $7.4 million, a write down of customer lists of approximately $2.3 million and the write down of capitalized patent costs of approximately $630,000. See Note 2 to ImageX's consolidated financial statements.

      Interest Income, Net

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
Interest income, net...........      $      3,721       $     850          (77)%         $      159          (81)%
Percentage of revenues.........              9%              2%                                   1%

      The decrease in net interest income in fiscal 2001 compared to 2000 is due primarily to the decrease in the cash and cash equivalents balance during the year. The decrease in net interest income in fiscal 2002 compared to 2001 is due primarily to the decrease in cash and cash equivalents balance during the year offset by decreased interest expense due to less debt outstanding during the year.

      Net (Loss) Income From Discontinued Operations

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
Net (loss) income from
   discontinued operations.....      $     (6,379)      $  (9,125)         (43)%         $    4,308          147%
Percentage of revenues.........            (15)%            (21)%                            12%

      The net (loss) income from discontinued operations consists of the results of operations of Extensis, which we purchased in June 2000 and sold in September 2002. In accordance with generally accepted accounting principles, Extensis' prior period results of operations have been reclassified to net (loss) income from discontinued operations. We recognized a gain on the sale of Extensis of approximately $3.5 million which is included in net (loss) income from discontinued operations in fiscal 2002. See note 3 to ImageX's consolidated financial statements.

      Cumulative Effect of Change in Accounting Principle

(In thousands)                                              For the Year Ended December 31,
                                                            -------------------------------
                                          2000             2001          Change             2002           Change
                                          ----             ----          ------             ----           ------
Cumulative effect of change in
   accounting principle........      $         --       $      --           --           $  (30,195)          --
Percentage of revenues.........                --              --                           (86)%

      In accordance with the adoption of SFAS No. 142 in January 2002, we engaged an independent valuation firm to assist us in assessing the fair value of goodwill recorded on our books as of January 1, 2002. The valuation process provided a fair value of goodwill using a discounted cash flow model that also considered factors such as market capitalization and estimated values of certain assets. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 142 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company's best judgments and the Company recorded a transitional impairment charge in March 2002 for a portion of the goodwill in its Software reporting unit, Extensis. This transitional impairment charge was approximately $30.2 million and the effect of adopting SFAS No. 142 is reported as a cumulative effect of change in accounting principle for the year ended December 31, 2002. The estimated fair value of the Printing segment's goodwill exceeded the book value of this asset at January 1, 2002 and therefore, no transitional impairment charge was recognized in the Printing segment upon adoption of SFAS No. 142.

      Income Taxes

      No provision for federal income taxes has been recorded to date because we have incurred net operating losses from inception through December 31, 2002. As of December 31, 2002, we had approximately $117.8 million of net operating loss carryforwards for federal income tax purposes, expiring in 2010 through 2022. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance for net deferred tax assets has been recorded.

Liquidity and Capital Resources

      We have incurred significant net losses since our inception. As of December 31, 2002 we have accumulated a deficit of $183.8 million. Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2002, we had cash and cash equivalents of $12.4 million, representing a decrease of $5.0 million from December 31, 2001. Our working capital at December 31, 2002 was $15.9 million, compared to $18.6 million in December 31, 2001.

      On December 31, 2002, the Company's $5.0 million bank line of credit expired and was not renewed. We do not have commitments for additional financing.

      Contractual commitments at December 31, 2002 consisted of the following:

(In thousands)                    2003      2004      2005      2006      2007   Thereafter   Total
--------------                    ----      ----      ----      ----      ----   ----------   -----
Capital lease obligation ....    $   54    $   54    $   54    $   54    $   45    $   --    $  261
Operating lease obligations .     1,784     1,413       403       168         8        --     3,776
Co-location agreement .......       228        --        --        --        --        --       228
                                 ------------------------------------------------------------------
Total contractual commitments
                                 $2,066    $1,467    $  457    $  222    $   53    $   --    $4,265
                                 ==================================================================

      Net cash used in operating activities was $36.8 million, $17.4 million and $10.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. The operating cash outflows were primarily attributable to significant expenditures on general and administrative, sales and marketing and product development expenses, all of which led to operating losses.

      Net cash provided by investing activities was $8.5 million for the year ended December 31, 2002 and primarily consisted of $9.1 million in cash proceeds received from the sale of Extensis to Celartem and the release of $667,000 of restricted cash as a result of renegotiating our office lease, offset by approximately $1.4 million in purchases of property and equipment. Net cash used in investing activities was $42.0 million and $2.4 million for the years ended December 31, 2000 and 2001, respectively, and consisted primarily of cash used to purchase Howard Press and Extensis in 2000 and purchases of equipment and software in both 2000 and 2001.

      Net cash used in financing activities was $4.9 million for the year ended December 31, 2002 and consisted primarily of cash repayments on the line of credit offset by proceeds from the line of credit and cash received from the sale of common stock pursuant to the Company's Employee Stock Purchase Plan. Net cash provided by financing activities for the year ended December 31, 2000 and 2001 was $103.7 million and $1.3 million, respectively. Net cash provided by financing activities in 2000 primarily consisted of $101.4 million in net proceeds from the issuance of common stock in our follow-on offering. Net cash provided by financing activities in 2001 primarily consisted of inflows from short-term borrowings of $5.0 million and the sale of common stock through private placement of $4.9 million, offset by the repayment of $8.8 million in debt.

      We have never been profitable and it is anticipated that we will continue to incur net losses in future periods. As of December 31, 2002, we had an accumulated deficit of $183.8 million. To become profitable, we must significantly increase revenues by obtaining new customers and generating additional revenues from existing customers, control expenses and improve gross margins. We have experienced revenue declines in recent periods and may continue to incur operating losses for some time. Although we have experienced revenue growth in the past, revenues may not continue at their current level, and may decrease in the future. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

      Our future capital requirements will depend on many factors that are difficult to predict, including our rate of revenue growth, if any, our operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining our network infrastructure and other systems. While we have incurred losses since inception and we expect to incur losses this year at our current operating level, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2003. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for additional financing. Any difficulty in obtaining additional financial resources could force us to curtail our operations, dispose of certain assets at less than book value or prevent us from pursuing our growth strategy. In addition, any future funding may dilute the ownership of our shareholders. There can be no assurance that we will be able to successfully complete the steps necessary to continue as a going concern. Our stock is currently trading at prices less than $1.00 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ SmallCap Market and our ability to obtain financing may suffer as a result.

Impact of Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company was January 1, 2003 and the adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for the financial accounting and reporting for costs associated with exit or disposal activities. The adoption date for the Company was January 1, 2003 and we are currently assessing what impact SFAS No. 146 will have on our results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into our consolidated financial statements and accompanying notes. We have elected to apply the disclosure only provisions of SFAS No. 123 at this time and do not have plans to change our election for the year ending December 31, 2003.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on our financial position or operating results.

      In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. Adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not use any derivative instruments.

      The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our capital lease obligation of $212,000 has an imputed interest rate of 8.5%. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2002.

Item 8. Financial Statements

      Consolidated financial statements and financial statement schedule of ImageX, Inc. are as follows

                                                                                                              Page
                                                                                                              ----
Report of PricewaterhouseCoopers LLP, Independent Accountants.............................................      34
Consolidated Balance Sheets as of December 31, 2001 and 2002..............................................      35
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002................      36
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002........      36
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002......      37
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002................      38
Notes to Consolidated Financial Statements................................................................      39
Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002.       77

                        Report of Independent Accountants

To the Board of Directors and Shareholders of ImageX, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ImageX, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets effective January 1, 2002 and ceased amortizing goodwill. Accordingly, the consolidated financial statements for periods prior to January 1, 2002 are not comparable to consolidated financial statements presented on or subsequent to January 1, 2002.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 31, 2003

                                  IMAGEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 December 31,  December 31,
                                                                                    2001          2002
                                                                                    ----          ----
                                            ASSETS
Current assets:
   Cash and cash equivalents .................................................    $  17,375     $  12,366
   Accounts receivable (net of allowance for doubtful accounts and returns of
      $924 and $207, respectively) ...........................................        8,062         5,105
   Inventories ...............................................................        2,935         2,048
   Prepaid expenses ..........................................................          637         1,068
                                                                                  ---------     ---------

      Total current assets ...................................................       29,009        20,587
Restricted cash ..............................................................        1,600           933
Property and equipment, net ..................................................       16,493         2,669
Deposits and other ...........................................................          562           332
Other intangible assets, net .................................................        8,313           600
Goodwill .....................................................................       37,022           101
                                                                                  ---------     ---------

      Total assets ...........................................................    $  92,999     $  25,222
                                                                                  =========     =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................    $   2,485     $   1,602
   Accrued liabilities .......................................................        2,932         3,039
   Short-term note payable ...................................................        5,000            --
   Current portion of capital lease obligation ...............................           --            37
                                                                                  ---------     ---------

      Total current liabilities ..............................................       10,417         4,678
Long-term capital lease obligation ...........................................           --           175
                                                                                  ---------     ---------

      Total liabilities ......................................................       10,417         4,853
                                                                                  ---------     ---------

Commitments and contingencies (Note 13)

Shareholders' equity:
   Preferred stock, $0.01 par value; 30,000 shares authorized; none issued and
      outstanding ............................................................           --            --
   Common stock, $0.01 par value; 70,000 shares authorized; 30,876 and 31,189
      shares issued and outstanding, respectively ............................          309           311
   Additional paid-in capital ................................................      203,598       203,817
   Unearned compensation .....................................................          (84)           (1)
   Notes receivable from shareholders ........................................          (52)           --
   Accumulated deficit .......................................................     (121,189)     (183,758)
                                                                                  ---------     ---------

      Total shareholders' equity .............................................       82,582        20,369
                                                                                  ---------     ---------

Total liabilities and shareholders' equity ...................................    $  92,999     $  25,222
                                                                                  =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMAGEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                              2000         2001         2002
                                                                            --------     --------     --------
Revenues ...............................................................    $ 41,861     $ 44,423     $ 34,888
Cost of revenues .......................................................      32,690       34,682       26,698
                                                                            --------     --------     --------
        Gross profit ...................................................       9,171        9,741        8,190
                                                                            --------     --------     --------

Operating expenses:
   General and administrative ..........................................      26,057       21,660       17,250
   Sales and marketing .................................................      19,228       11,500        7,798
   Product development .................................................       8,314        7,235        3,625
   Amortization of goodwill and assembled workforce ....................         369          973           --
   Impairment charge ...................................................          --           --       16,358
                                                                            --------     --------     --------
           Total operating expenses ....................................      53,968       41,368       45,031
                                                                            --------     --------     --------
Loss from operations ...................................................     (44,797)     (31,627)     (36,841)

   Interest income, net ................................................       3,721          850          159
                                                                            --------     --------     --------
Loss from continuing operations ........................................     (41,076)     (30,777)     (36,682)

(Loss) income from discontinued operations .............................      (6,379)      (9,125)         842
Gain on sale of discontinued operations ................................          --           --        3,466
                                                                            --------     --------     --------
Net (loss) income from discontinued operations .........................      (6,379)      (9,125)       4,308

                                                                            --------     --------     --------
Net loss before cumulative effect of change in accounting principle ....     (47,455)     (39,902)     (32,374)
Cumulative effect of change in accounting principle ....................          --           --      (30,195)
                                                                            --------     --------     --------
Net loss ...............................................................    $(47,455)    $(39,902)    $(62,569)
                                                                            ========     ========     ========

Basic and diluted net loss per share:
   Loss from continuing operations .....................................    $  (1.75)    $  (1.07)    $  (1.18)
   Net (loss) income from discontinued operations ......................       (0.27)       (0.32)        0.14
                                                                            --------     --------     --------
   Net loss before cumulative effect of change in accounting principle .       (2.02)       (1.39)       (1.04)
   Cumulative effect of change in accounting principle .................          --           --        (0.98)
                                                                            --------     --------     --------
   Basic and diluted net loss per share (Note 1) .......................    $  (2.02)    $  (1.39)    $  (2.02)
                                                                            ========     ========     ========

Weighted-average shares outstanding, basic and diluted .................      23,534       28,783       30,983
                                                                            ========     ========     ========

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

    Net loss ...........................................................    $(47,455)    $(39,902)    $(62,569)
    Other comprehensive income (loss):
            Foreign currency translation ...............................         (27)          27           --
                                                                            --------     --------     --------
    Comprehensive loss .................................................    $(47,482)    $(39,875)    $(62,569)
                                                                            ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMAGEX, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      Notes       Accumulated
                                         Common Stock    Additional                Receivable       Other
                                         ------------     Paid-In     Unearned        From      Comprehensive  Accumulated
                                       Shares    Amount   Capital   Compensation  Shareholders  Income (loss)    Deficit     Total
                                       ------    ------   -------   ------------  ------------  -------------    -------     -----
Balances, December 31, 1999......... 17,381,639  $  174  $ 67,118     $ (2,518)    $    (168)    $      --     $ (33,832)  $ 30,774

Net proceeds from follow-on
  offering (net of offering costs
  of $6,588)........................  4,695,595      47   101,351                                                           101,398
Issuance of common stock upon
  exercise of stock options.........    353,893       3       166                                                               169
Issuance of common stock upon
  exercise of warrants..............    195,273       1       571                                                               572
Issuance of common stock pursuant
  to Employee Stock Purchase Plan...    154,159       2       885                                                               887
Issuance of common stock and
  options for acquisitions..........  3,753,818      38    28,911                                                            28,949
Issuance of common stock for
  operating expenses................     22,910                90                                                                90
Amortization of unearned
  compensation......................                                     1,681                                                1,681
Collection of notes receivable
  from shareholder...................                                                     68                                     68
Foreign currency translation........                                                                   (27)                     (27)
Net loss............................                                                                             (47,455)   (47,455)
                                     ----------------------------------------------------------------------------------------------

Balances, December 31, 2000......... 26,557,287     265   199,092         (837)         (100)          (27)      (81,287)   117,106

Issuance of common stock upon
  exercise of stock options.........     93,906       1        22                                                                23
Issuance of common stock pursuant
  to Employee Stock Purchase Plan...    189,056       2       449                                                               451
Private placement of common stock...  4,273,504      43     4,807                                                             4,850
Additional purchase price for
  Extensis, Inc.....................   (215,419)     (2)     (397)                                                             (399)
Return of common stock for
  operating expense refund..........    (21,910)              (85)                                                              (85)
Amortization of unearned
  compensation......................                         (290)         753                                                  463
Collection of notes receivable
  from shareholder..................                                                      48                                     48
Foreign currency translation........                                                                    27                       27
Net loss............................                                                                             (39,902)   (39,902)
                                     ----------------------------------------------------------------------------------------------

Balances, December 31, 2001......... 30,876,424     309   203,598          (84)          (52)           --      (121,189)    82,582
Issuance of common stock upon
  exercise of stock options.........     45,711                12                                                                12
Issuance of common stock pursuant
  to Employee Stock Purchase Plan...     68,857       1        40                                                                41
Additional purchase price for
 Howard Press.......................    193,390       1        82                                                                83
Additional  purchase price for
  PrintBid.com......................      4,884      --        --                                                                --
Options modified for non-employees..                           85                                                                85
Amortization of unearned
  compensation......................                                        83                                                   83
Collection of notes receivable
  from shareholder..................                                                      52                                     52
Net loss............................                                                                             (62,569)   (62,569)
                                     ----------------------------------------------------------------------------------------------
Balances, December 31, 2002......... 31,189,266  $  311  $203,817     $     (1)    $      --     $      --     $(183,758)  $ 20,369
                                     ==============================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  IMAGEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                             2000          2001          2002
                                                                          ---------     ---------     ---------
Cash flows from operating activities:
   Net loss ..........................................................    $ (47,455)    $ (39,902)    $ (62,569)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Cumulative effect of change in accounting principle ............           --            --        30,195
      Impairment charge ..............................................           --            --        16,358
      Loss (income) from discontinued operations .....................        6,379         9,125          (842)
      Gain on sale of Extensis .......................................           --            --        (3,466)
      Depreciation and amortization ..................................        6,191         9,179         6,741
      Amortization of unearned compensation ..........................        1,681           463            83
      Loss on disposal of fixed assets ...............................           --         1,464         1,318
      Services exchanged for common stock, options and warrants ......           90           (85)           85
      Provision for doubtful accounts ................................          318           141           (16)
   Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
      Accounts receivable ............................................       (2,967)        4,051         1,642
      Inventories ....................................................        1,926           655           641
      Prepaid expenses ...............................................         (720)          609          (733)
      Other intangible assets ........................................           --          (216)         (488)
      Accounts payable and accrued liabilities .......................       (1,114)       (2,916)          774
                                                                          ---------     ---------     ---------
      Net cash used in continuing operating activities ...............      (35,671)      (17,432)      (10,277)
                                                                          ---------     ---------     ---------

                                                                          ---------     ---------     ---------
   Cash flows (used in) provided by discontinued operations ..........       (2,686)       (4,557)        1,687
                                                                          ---------     ---------     ---------

   Cash flows from investing activities:
      Purchases of property and equipment ............................      (15,626)       (3,190)       (1,410)
      Proceeds from sale of property and equipment ...................           20            --            91
      Proceeds from sale of Extensis .................................           --            --         9,128
      (Deposits) refund of restricted cash ...........................         (787)          812           667
      Acquisitions, net ..............................................      (26,718)           --            --
                                                                          ---------     ---------     ---------
      Net cash (used in) provided by investing activities ............      (43,111)       (2,378)        8,476
                                                                          ---------     ---------     ---------

   Cash flows from financing activities:
      Proceeds from notes payable ....................................        8,800         5,000         5,000
      Principal payments on notes payable ............................       (8,236)       (8,800)      (10,000)
      Proceeds from issuance of common stock .........................        1,628           474            53
      Proceeds from issuance of common stock related to public
              offerings (net of offering costs of $6,558 for 2000) ...      101,398            --            --
      Proceeds from the sale of common stock - private placement .....           --         4,850            --
      Cash adjustment to Extensis purchase price .....................           --          (277)           --
      Proceeds from repayment on notes receivable from shareholders ..           68            48            52
                                                                          ---------     ---------     ---------
      Net cash provided by (used in) financing activities ............      103,658         1,295        (4,895)
                                                                          ---------     ---------     ---------

      Effect of exchange rate changes on cash ........................          (27)           27            --
                                                                          ---------     ---------     ---------
      Net increase (decrease) in cash and cash equivalents ...........       22,163       (23,045)       (5,009)
      Cash and cash equivalents at beginning of period ...............       18,257        40,420        17,375
                                                                          ---------     ---------     ---------
      Cash and cash equivalents at end of period .....................    $  40,420     $  17,375     $  12,366
                                                                          =========     =========     =========

Supplemental Cash Flow Information:

      Fixed assets acquired under capital lease                           $      --     $      --      $    212
      Cash paid for interest                                                    257           332           104

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

      ImageX, Inc. ("the Company") was incorporated on August 21, 1995 and is headquartered in Kirkland, Washington. The Company provides traditional printing services and Internet-based business-to-business e-procurement services for printed business materials. The Company's printing products include marketing and promotional materials, business cards and general office products.

      As described in Note 3, on September 15, 2002, the Company sold its wholly-owned subsidiary, Extensis, Inc. ("Extensis"). As such, in accordance with generally accepted accounting principles, prior period results of operations have been reclassified to reflect Extensis' operating results and the gain on sale as Discontinued Operations. Previously, Extensis' operating results comprised the Company's Software Segment. With the sale of Extensis, the Company now only operates in one business segment, the Printing Segment and continues to operate in only one geographic segment, the United States of America.

LIQUIDITY

      The Company has never been profitable and it is anticipated that the Company will continue to incur net losses in future periods. As of December 31, 2002, the Company had an accumulated deficit of $183.8 million. To become profitable, the Company must significantly increase revenues by obtaining new customers and generating additional revenues from existing customers, control expenses and improve gross margins. The Company has experienced revenue declines in recent periods and may continue to incur operating losses for some time. Although the Company has experienced revenue growth in the past, revenues may not continue at their current level, and may decrease in the future. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

      The Company's future capital requirements will depend on many factors that are difficult to predict, including its rate of revenue growth, if any, its operating losses, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining its network infrastructure and other systems. While the Company has incurred losses since its inception and is expected to incur losses this year at its current operating level, the Company believes that its existing cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through December 31, 2003. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company has no commitments for additional financing. Any difficulty in obtaining additional financial resources could force the Company to curtail its operations, dispose of certain assets at less than book value or prevent the Company from pursuing its growth strategy. In addition, any future funding may dilute the ownership of its shareholders. There can be no assurance that the Company will be able to successfully complete the steps necessary to continue as a going concern. The Company's stock is currently trading at prices less than $1.00 per share. If the Company's stock continues to trade at this level, its stock could be delisted from the NASDAQ SmallCap Market and the Company's ability to obtain financing may suffer as a result.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATION

      Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts, commercial paper and various deposit accounts.

RESTRICTED CASH

      Restricted cash consists of a certificate of deposit that collateralizes a letter of credit as required by the Company's office lease in Kirkland, Washington. This letter of credit was reduced by $667,000 in January 2002 when the Company renegotiated this lease. See Note 13.

INVENTORIES

      Inventories consist of raw materials and supplies, work-in-process and finished goods, which are stated at the lower of cost or market. Cost is determined using a method which approximates the first-in, first-out method. Work-in-process includes direct labor, materials and allocated overhead.

PROPERTY AND EQUIPMENT

      Property and equipment is recorded at cost less accumulated depreciation, which includes the amortization of assets recorded under capital leases. Fixed assets and assets purchased under capital leases are depreciated using the straight-line method over the estimated life of the asset. Estimated useful lives of assets are as follows:

                                   Assets                                                  Years
                                   ------                                                  -----
Computer hardware.........................................................                 2 - 5
Computer software.........................................................                 1 - 4
Production machinery and equipment........................................                   6
Office furniture and equipment............................................                 3 - 6
Leasehold improvements....................................................     Life of lease or useful life,
                                                                               whichever is shorter, ranging
                                                                                        from 3 to 5

      Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost of the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations as general and administrative expenses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed

Of," the Company recorded an impairment charge of approximately $7.3 million to reduce its fixed assets to their fair value in 2002. See Note 2.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

      Costs of computer software developed or obtained for internal use are capitalized while in the application development stage and are expensed while in the preliminary stage and the post-implementation stage. Capitalized internally developed software is depreciated using the straight-line method over one to four years. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets. During 2001 and 2002, the Company capitalized $1.6 million and $738,000, respectively, of internal use software. In accordance with SFAS No. 144, all capitalized software was written off in December 2002 and included in the impairment charge. See Note 2.

GOODWILL

      Goodwill represents the excess of the cost of purchased subsidiaries over the estimated fair values of the net assets acquired as of the date of acquisition. Beginning in fiscal 2002 with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead is tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 10 years. In accordance with SFAS No. 142, the Company recorded a transitional impairment charge of approximately $30.2 million and an impairment charge of approximately $6.1 million to reduce its goodwill to fair value in 2002. See Note 2.

OTHER INTANGIBLE ASSETS

      Other intangible assets consist primarily of capitalized patent costs, customer lists, assembled workforce and purchased technology resulting from acquisitions in 1999 and 2000. These assets are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 6 years. In accordance with the adoption of SFAS No. 142 in January 2002, the Company reclassified approximately $2.8 million of assembled workforce to Goodwill on January 1, 2002. In accordance with SFAS No. 144, the Company wrote off approximately $2.9 million of Other Intangible Assets in 2002 as an impairment charge. See Notes 2 and 6.

STOCK-BASED COMPENSATION

      The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees.

      The Company records as operating expense the fair value of equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18. The Company recognized approximately $90,000 and $85,000 of operating expense in fiscal 2000 and 2002, respectively, related to stock options granted to non-employees. The Company reversed approximately $85,000 of operating expense in fiscal 2001 related to non-employee stock options that were cancelled in fiscal 2001.

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

      The weighted average fair values and weighted average exercise prices per share at the date of grant for options granted were as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                                2000     2001     2002
                                                                                ----     ----     ----
Weighted average fair value of options granted with exercise price equal to
     the fair market value of the stock on the date of grant ..............    $8.12    $1.37    $0.46
                                                                               =====    =====    =====
Weighted average exercise price of options granted with exercise price
     equal to the fair market value of the stock on the date of grant .....    $8.80    $1.45    $0.46
                                                                               =====    =====    =====

      Pro Forma Net Income and Earnings Per Share

      Pro forma information regarding net loss as required by SFAS No. 123 and as amended by SFAS No. 148 has been determined as if the Company had accounted for its employee stock options and employee stock purchase plans using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

                                     Employee Stock Option Plan                Employee Stock Purchase Plan
                                     --------------------------                ----------------------------
                                  2000          2001          2002           2000          2001          2002
                                  ----          ----          ----           ----          ----          ----
Risk free interest rate.....      6.18%          4.88%        3.64%          5.84%          4.08%         3.28%
Expected lives..............   6.5 years    6.56 years      6.24 years    6 months       6 months      6 months
Volatility..................       134%          147%         258%            123%           142%         146%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan in fiscal years 2000, 2001 and 2002 was $4.92, $1.20 and $0.61 per share.

      The following table presents net loss and per share amounts as if the Company accounted for compensation expense related to stock options under the fair value method prescribed by SFAS No. 123:

(In thousands, except per share data)                                                 Year Ended December 31,
                                                                                      -----------------------
                                                                                  2000         2001         2002
                                                                                --------     --------     --------
Net loss:
Net loss attributable to common shareholders, as reported ..................    $(47,455)    $(39,902)    $(62,569)
Add: Total stock-based employee compensation included in reported net loss,
   net of related tax effects ..............................................       1,681          463           83
Deduct: Total stock-based employee compensation expense determined under the
   fair value method, net of related tax effects ...........................      (7,124)      (3,738)        (822)
                                                                                --------     --------     --------
Pro forma net loss .........................................................    $(52,898)    $(43,177)    $(63,308)
                                                                                ========     ========     ========

Net loss per share:
Net loss per share-as reported .............................................    $  (2.02)    $  (1.39)    $  (2.02)
                                                                                ========     ========     ========

Net loss per share-pro forma ...............................................    $  (2.25)    $  (1.50)    $  (2.04)
                                                                                ========     ========     ========

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

REVENUE RECOGNITION

      The Company's printing products include business cards, general office products, and marketing and promotional materials. ImageX and its wholly-owned subsidiaries, Image Press ("Image Press"), FA Graphics, Inc. ("FA Graphics"), and Howard Press, Inc. ("Howard Press") generally recognize printing revenues when the order is shipped to the customer and when the Company has fulfilled all of its contractual obligations. Service revenues generated from the creation of Web sites for customers to use our ImageX Print System and ImageX Channel Marketing System are deferred and recognized over the estimated life of the customer relationship. Incremental direct costs for creating such Web sites are deferred over the same period. Web site maintenance fees are recognized over the contractual period.

      From July 2000 through September 15, 2002, the Company sold software products through Extensis to distributors, resellers and customers. The revenues for these sales were recognized when persuasive evidence of a contract existed, software had been delivered, the fee was fixed or determinable and collectibility was probable. Distributors and resellers generally had a sixty-day right of return. A provision was recorded for estimated product returns. The Company sold Extensis on September 15, 2002, and in accordance with generally accepted accounting principles, prior period results of operations have been reclassified to reflect Extensis' operating results as Discontinued Operations. See Note 3.

PRODUCT DEVELOPMENT COSTS

      Product development costs represent research and development expenditures, which are charged to operating expenses as incurred.

ADVERTISING

      The Company expenses advertising costs as incurred. Advertising expenses for continuing operations for the years ended December 31, 2000, 2001 and 2002 were approximately $4.6 million, $864,000 and $137,000, respectively.

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

      A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

(In thousands, except per share data)                               Year Ended December 31,
                                                                    -----------------------
                                                               2000         2001         2002
                                                               ----         ----         ----
Loss from continuing operations .........................    $(41,076)    $(30,777)    $(36,682)
Net (loss) income from discontinued operations ..........      (6,379)      (9,125)       4,308
                                                             --------     --------     --------
Net loss before cumulative effect of change in accounting
   principle ............................................     (47,455)     (39,902)     (32,374)
Cumulative effect of change in accounting principle .....          --           --      (30,195)
                                                             --------     --------     --------
Net loss ................................................    $(47,455)    $(39,902)    $(62,569)
                                                             ========     ========     ========

Weighted average shares of common stock outstanding and
   denominator for basic and diluted calculation ........      23,534       28,783       30,983
                                                             ========     ========     ========

Basic and diluted net loss per share:
   Loss from continuing operations ......................    $  (1.75)    $  (1.07)    $  (1.18)
   Net (loss) income from discontinued operations .......       (0.27)       (0.32)        0.14
                                                             --------     --------     --------
   Net loss before cumulative effect of change in
      accounting principle ..............................       (2.02)       (1.39)       (1.04)
   Cumulative effect of change in accounting principle ..          --           --        (0.98)
                                                             --------     --------     --------
Basic and diluted net loss per share ....................    $  (2.02)    $  (1.39)    $  (2.02)
                                                             ========     ========     ========

      Basic loss per share excludes the effect of restricted stock subject to repurchase from the weighted average shares of common stock outstanding. The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented:

(In thousands)

Common Stock Equivalents:                              Year Ended December 31,
                                                       -----------------------
                                                    2000        2001        2002
                                                    ----        ----        ----
Common stock warrants ......................       1,159       1,929       1,929
Common shares subject to repurchase ........         292         140          20

Employee stock options .....................       3,112       4,438       3,750
                                                   -----       -----       -----
   Potentially dilutive shares .............       4,563       6,507       5,699
                                                   =====       =====       =====

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

CONCENTRATIONS OF CREDIT RISK

      The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. For the years ended December 31, 2000, 2001 and 2002, no single customer accounted for more than 10% of the Company's revenues and there were no significant accounts receivable from a single customer. The Company maintains its cash and cash equivalents in bank accounts in amounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of these instruments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption date for the Company was January 1, 2003 and the adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for the financial accounting and reporting for costs associated with exit or disposal activities. The adoption date for the Company was January 1, 2003 and the Company is currently assessing what impact SFAS No. 146 will have on the Company's results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these consolidated financial statements and accompanying notes. The Company has elected to apply the disclosure only provisions of SFAS No. 123 at this time and has no plans to change our election for the year ending December 31, 2003.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company's financial position or operating results.

      In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. Adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

2. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

      In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations closed after June 30, 2001 and prohibits the use of the pooling of interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Pursuant to SFAS No. 142, goodwill is tested at the reporting unit annually and upon the occurrence of any event indicating a potential impairment of goodwill. Amortization of goodwill ceased on January 1, 2002. In accordance with SFAS No. 141, approximately $2.8 million of net assembled workforce was reclassified from other intangible assets to goodwill on January 1, 2002.

      In the assessment of the fair value of its goodwill and indefinite-lived intangible assets as of January 1, 2002 in accordance with SFAS No. 142, the Company engaged an independent valuation firm. The valuation provided an estimated fair value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 142 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company's best judgments and the Company recorded a transitional impairment charge in March 2002 for a portion of the goodwill in its Software reporting unit, Extensis. This transitional impairment charge was approximately $30.2 million. The effect of adopting SFAS No. 142 has been reported as a cumulative effect of change in accounting principle for the year ended December 31, 2002. The estimated fair value of the Printing segment's goodwill exceeded the book value of this asset at January 1, 2002 and therefore, no impairment charge was recognized in the Printing segment upon adoption of SFAS No. 142. However, in the third and fourth quarters of 2002, the reporting units in the Company's Printing segment, continued to underachieve revenue forecasts. The Company determined that this event was a triggering event and as such, goodwill in the Printing segment was tested for impairment. As a result, the Company recorded an impairment charge of approximately $6.1 million in fiscal 2002 to write down substantially all of the goodwill in its wholly-owned subsidiaries, Howard Press, Image Press and FA Graphics.

      In the future in accordance with SFAS No. 142, impairment of goodwill and indefinite-lived intangibles must be assessed at least annually, or when indicators of impairment exist. The Company performs the annual assessment during the fourth quarter of its fiscal year. The Company's judgments regarding the existence of impairment indicators include its assessment of the impacts of legal factors, market and economic conditions; the results of its operational performance and strategic plans; competition and market share; and any potential for the sale or disposal of a significant portion of its principal operations. In the future, it is possible that such assessments could cause the Company to conclude that impairment indicators exist and that certain assets are impaired resulting in a material write down of assets to the then determined fair value.

      In September 2002, the Company sold its wholly-owned subsidiary, Extensis, (see Note 3) resulting in the disposal of related goodwill in the Software segment. The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

(In thousands)                                           Segment
                                                  ---------------------
                                                  Printing     Software   Consolidated
                                                  --------     --------   ------------
Goodwill:
Balance as of December 31, 2001 ..............    $  4,099     $ 32,923     $ 37,022
  Assembled workforce reclassified as goodwill       2,019          751        2,770
  Purchase price earn out ....................          82           --           82
  Transitional impairment charge .............          --      (30,195)     (30,195)
  Impairment charge ..........................      (6,099)          --       (6,099)
  Sale of Extensis ...........................          --       (3,479)      (3,479)
                                                  --------     --------     --------

Balance as of December 31, 2002 ..............    $    101     $     --     $    101
                                                  ========     ========     ========

      In accordance with SFAS No. 142, the effect of the change in accounting method is reflected prospectively. A reconciliation of the previously reported net income and earnings per share, as if SFAS No. 142 had been adopted as of January 1, 2000, is as follows:

(In thousands, except per share data)                        Year ended December 31,
                                                             -----------------------
                                                        2000           2001           2002
                                                     ----------     ----------     ----------
Reported net loss ...............................    $  (47,455)    $  (39,902)    $  (62,569)
Add back: Goodwill amortization .................           119            545             --
Add back: Goodwill amortization from discontinued
      operations ................................         2,028          3,706             --
                                                     ----------     ----------     ----------
Adjusted net loss ...............................    $  (45,308)    $  (35,651)    $  (62,569)
                                                     ==========     ==========     ==========

Reported basic and diluted net loss per share ...    $    (2.02)    $    (1.39)    $    (2.02)
Add back: Goodwill amortization .................          0.01           0.02             --
Add back: Goodwill amortization from discontinued
      operations ................................          0.09           0.13             --
                                                     ----------     ----------     ----------
Adjusted basic and diluted net loss per share ...    $    (1.92)    $    (1.24)    $    (2.02)
                                                     ==========     ==========     ==========

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets, such as fixed assets and intangible assets including those that are to be disposed of by sale, and requires these assets to be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this statement on January 1, 2002.

      In the third and fourth quarters of 2002, the reporting units in the Company's Printing segment, continued to underachieve revenue forecasts. The Company determined that this event was a triggering event and as such, long-lived assets in the Printing segment were tested for impairment. The Company engaged an independent valuation firm to provide an estimated fair value of all long-lived assets using a discounted cash flow model. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on the Company's best judgments and resulted in the Company recognizing an impairment charge of approximately $10.3 million in fiscal 2002 to write down fixed assets and intangible assets. This impairment charge consisted of a write down of fixed assets of approximately $7.4 million, a write down of customer lists of approximately $2.3 million and a write down of capitalized patent costs of approximately $630,000.

Impairment Charge
Year Ended December 31, 2002:
(In thousands)
--------------
Goodwill ..................................................              $ 6,099
Fixed assets ..............................................                7,344
Customer lists ............................................                2,285
Capitalized patent costs ..................................                  630
                                                                         -------
   Total impairment charge ................................              $16,358
                                                                         =======

3. DISCONTINUED OPERATIONS

      On September 15, 2002, the Company completed the sale of its wholly-owned subsidiary, Extensis, to Celartem Technology USA, Inc., a Delaware corporation and subsidiary of Celartem Technology Inc., a Japanese Corporation (collectively "Celartem"). In connection with the sale of the Company's holdings in Extensis to Celartem, the Company received a cash payment of $9.1 million. In addition, Celartem will pay the Company up to an additional $2.0 million over the next two years, if Extensis meets certain revenue targets. These conditional payments have not been accrued and will be recognized as additional gain if and when the Company receives the payments.

      For segment reporting purposes, Extensis' operations were previously reported in the Software segment. In accordance with generally accepted accounting principles, Extensis' prior period results of operations have been reclassified as Discontinued Operations. Components of amounts reflected in the Company's consolidated statements of operations and balance sheets relating to discontinued operations are as follows:

(In thousands)

Statement of operations data:                          Year Ended December 31,
                                                       -----------------------
                                                    2000         2001         2002
                                                  --------     --------     --------
Revenues .....................................    $  8,870     $ 12,046     $  8,894
(Loss) income from discontinued operations ...      (6,379)      (9,125)         842
Gain from sale of Extensis ...................          --           --        3,466
                                                  --------     --------     --------
Net (loss) income from discontinued operations    $ (6,379)    $ (9,125)    $  4,308
                                                  ========     ========     ========

(In thousands)

                                                                December 31,
                                                                ------------
Balance Sheet                                                2001           2002
                                                             ----           ----
Current assets ................................           $ 2,073           $ --
Property and equipment, net ...................               939             --
Other assets ..................................            34,875             --
                                                          -------           ----
   Total assets ...............................           $37,887           $ --
                                                          =======           ====

Current liabilities ...........................           $ 1,519           $ --
Shareholders' equity ..........................            36,368             --
                                                          -------           ----
                                                          $37,887             $-
                                                          =======           ====

4. INVENTORIES:

      Inventories consisted of the following:

(In thousands)                                                  December 31,
                                                                ------------
                                                            2001           2002
                                                            ----           ----

Raw materials and supplies ...................             $1,254         $  790
Work-in-process ..............................                568            474
Finished goods ...............................              1,113            784
                                                           ------         ------
                                                           $2,935         $2,048
                                                           ======         ======

5. PROPERTY AND EQUIPMENT:

      Property and equipment consisted of the following:

(In thousands)                                                       December 31,
                                                                     ------------
                                                                  2001          2002
                                                                --------     --------
Computer hardware ..........................................    $  9,046     $     --
Computer software ..........................................       9,271           --
Production machinery and equipment .........................       5,396        2,387
Leased production machinery ................................          --          448
Office furniture and equipment .............................       1,882           19
Leasehold improvements .....................................       3,718            5
                                                                --------     --------
                                                                  29,313        2,859
Less accumulated amortization of leased production machinery          --          (19)
Less accumulated depreciation and amortization .............     (12,820)        (171)
                                                                --------     --------

Property and equipment, net ................................    $ 16,493     $  2,669
                                                                ========     ========

      Depreciation and amortization expense for continuing operations for the years ended December 31, 2000, 2001 and 2002 was approximately $5.3 million, $7.3 million and $5.9 million, respectively. Depreciation and amortization expense for discontinued operations for the years ended December 31, 2000, 2001 and 2002 was approximately $316,000, $593,000 and $301,000. In accordance with SFAS No. 144, the Company wrote off approximately $7.4 million of fixed assets in 2002 as an impairment charge. See Note 2.

      During the first quarter of 2001, the Company closed its PrintBid.com marketplace and implemented other cost saving measures. As a result of these actions, it was determined that certain property and equipment, primarily internally developed software designed to support this marketplace, was unlikely to provide future benefit to the Company. Accordingly, approximately $1.5 million was written off as a loss on disposal of property and equipment and was included in general and administrative expenses in fiscal 2001.

      During 2002, the Company determined that certain property and equipment, primarily leasehold improvements related to surrendered office space, furniture and equipment would not provide future benefit to the Company. Accordingly, approximately $1.1 million was written off as a loss on disposal of property and equipment, and is included in general and administrative expenses in fiscal 2002.

6. OTHER INTANGIBLE ASSETS:

      The carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2001 and 2002 are as follows:

(In thousands)                               December 31, 2001                                 December 31, 2002
                                             -----------------                                 -----------------
                                  Carrying      Accumulated            Book         Carrying       Accumulated           Book
                                   Amount       Amortization          Value          Amount       Amortization          Value
                                 ---------      -----------         ---------      ----------      -----------        ---------
Customer list.................   $   5,200      $     1,536         $   3,664      $      750      $       150        $     600
Assembled workforce...........       4,358            1,588             2,770               -                -                -
Technology....................       2,060            1,047             1,013               -                -                -
Patents and other.............       1,421              555               866               -                -                -
                                 ---------      -----------         ---------      ----------      -----------        ---------
                                 $  13,039      $     4,726         $   8,313      $      750      $       150        $     600
                                 =========      ===========         =========      ==========      ===========        =========

      Amortization expense for continuing operations for the years ended December 31, 2000, 2001 and 2002 was approximately $811,000, $1.3 million and $794,000, respectively. Amortization expense for discontinued operations for the years ended December 31, 2000, 2001 and 2002 was approximately $880,000, $1.8 million and $500,000, respectively. Amortization expense is expected to be $120,000 per year for the next five years. The Customer list will be fully amortized at December 31, 2007.

      During 2002, the Company abandoned certain copyrights. Accordingly, approximately $170,000 was written off as a loss on disposal of copyrights, and is included in general and administrative expenses in fiscal 2002.

      In accordance with SFAS 142, assembled workforce was reclassified to goodwill on January 1, 2002. In accordance with SFAS No. 144, the Company recorded an impairment charge to write down approximately $2.3 million of customer lists and $630,000 of capitalized patent costs in fiscal 2002. See Note
2. All of the Company's capitalized technology assets were sold with Extensis in September 2002. See Note 3.

7. ACCRUED LIABILITIES:

      Accrued liabilities consisted of the following:

(In thousands)                                                  December 31,
                                                                ------------
                                                            2001           2002
                                                           ------         ------
Accrued payroll and related benefits .............         $1,644         $1,549
Sales and excise taxes payable ...................            174            253
Deferred revenues ................................            440            117
Customer deposits ................................             19            185
Other ............................................            655            935
                                                           ------         ------
                                                           $2,932         $3,039
                                                           ======         ======

8. NOTES PAYABLE AND CAPITAL LEASE OBLIGATION:

      Notes payable consisted of the following:

(In thousands)                                                  December 31,
                                                                ------------
                                                              2001         2002
                                                              ----         ----
Revolving credit line payable to bank..................     $ 5,000      $    --

      On December 27, 2001, the Company entered into a loan agreement with a bank for a $5.0 million variable rate revolving line of credit collateralized by the Company's assets excluding the assets of Extensis and Image Press. This line of credit expired on December 31, 2002.

      Capital lease obligation consisted of the following:

(In thousands)                                                  December 31,
                                                                ------------
                                                            2001           2002
                                                          --------        -----
Gross capital lease obligation ...................        $     --        $ 268
Less imputed interest ............................              --          (56)
                                                          --------        -----
Present value of minimum lease payments ..........              --          212
Less current portion .............................              --          (37)
                                                          --------        -----
Long-term capital lease obligation ...............        $     --        $ 175
                                                          ========        =====

      In November 2002, Howard Press entered into a lease agreement with a leasing company to finance a portion of the purchase of production machinery. Total principal financed was approximately $218,000 for a term of 60 months at an imputed interest rate of approximately 8.5%. ImageX, Inc. provided a guarantee for this lease.

      Interest expense for continuing operations for the years ended December 31, 2000, 2001, and 2002 was approximately $237,000, $334,000 and $105,000, respectively.

9. INCOME TAXES:

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $117.8 million which will begin expiring in 2010 through 2022. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. The following is a reconciliation of the income tax benefit based on the statutory Federal rate:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                               2000       2001       2002
                                                                               ----       ----       ----
Federal income tax benefit at statutory rate.............................      (34) %     (34)%       (34)%
Change in valuation allowance............................................       24         24          15
Amortization of deferred compensation....................................        3          5           -
Amortization of goodwill including impairments...........................        7          5          19
                                                                            -------------------------------
                                                                                --  %      -- %        -- %
                                                                            ===============================

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

(In thousands)                                         December 31,
                                                       ------------
                                             2000          2001          2002
                                           --------      --------      --------
Deferred income tax assets:
Net operating loss carryforwards .....     $ 27,624      $ 34,487      $ 40,058
Credit carryforwards .................          308           308            --
Accrued compensation and benefits ....          280           132           309
Stock-based compensation .............          276            20           213
Provision for doubtful accounts ......          211           314            70
Depreciation .........................           --            --         4,741
Other ................................           18            18            42
                                           --------      --------      --------

    Total ............................       28,717        35,279        45,433
                                           --------      --------      --------
Deferred income tax liabilities:
Depreciation .........................       (1,596)       (1,382)         (413)
                                           --------      --------      --------

    Total ............................       (1,596)       (1,382)         (413)
                                           --------      --------      --------
Net deferred tax assets ..............       27,121        33,897        45,020
Valuation allowance ..................      (27,121)      (33,897)      (45,020)
                                           --------      --------      --------
                                           $     --      $     --      $     --
                                           ========      ========      ========

10. RELATED PARTY TRANSACTIONS:

      In November 1998, the Company issued 500,000 shares of common stock to an officer of the Company in exchange for a promissory note in the amount of $200,000. See Note 12.

11. EMPLOYEE BENEFITS:

      Defined Contribution Plan

      The Company has a 401(k) Retirement Plan which covers substantially all eligible employees. This plan is a defined contribution profit sharing plan in which all eligible participants may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. The Company can contribute to the plan at the discretion of the Board of Directors. There were no contributions made by the Company during 2000, 2001 or 2002.

      Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (the "ESPP") for all eligible employees. The ESPP permits eligible employees of the Company to purchase common stock at not less than 85% of fair market value as defined in the plan through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock with a fair market value exceeding $25,000 in any calendar year or exceeding 15% of their gross compensation or more than 1,200 shares during an offering period. At December 31, 2002, 1,311,882 shares of common stock were authorized under the ESPP. The ESPP provides for an automatic annual increase in authorized shares on the first day of the Company's fiscal year equal to the lesser of (i) 100,000 shares,

(ii) 0.5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year or (iii) a lesser amount as determined by the Board of Directors. During fiscal 2000, 154,159 shares were issued under the ESPP at an average price of $5.75 per share. During fiscal 2001, 189,056 shares were issued at an average price of $2.38 per share and during fiscal 2002, 68,857 shares were issued at an average price of $0.59 per share.

      Stock Option Plan

      The Company has a stock incentive compensation plan (the "Plan"), which provides for the issuance of stock awards and nonqualified and incentive stock options for officers, directors, employees, and consultants. As of December 31, 2002, 7,115,885 shares of common stock were authorized under the Plan. The Plan provides for an automatic annual increase on the first day of the Company's fiscal year equal to (i) 5% of the adjusted average number of common shares outstanding as used to calculate fully diluted earnings per share as reported in the Company's financial statements for the preceding year or (ii) a lesser amount determined by the Board of Directors. Options under the Plan generally have been granted at fair market value on the date of grant, expire after ten years and generally vest over a period of four years. During fiscal 2000, the Company assumed the stock option plan and the outstanding options of an acquired company. No additional options will be granted under the assumed plan.

      For stock options granted with exercise prices less than fair market value on the date of grant, the Company recognized amortization of unearned compensation expense of approximately $1.7 million, $463,000 and $83,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The fair market value per share used to calculate compensation expense prior to the Company's initial public offering was determined by the Company's Board of Directors based on a number of factors, including, among other things, appraisals by an outside valuation firm and by reference to the preferred stock values reduced by a nominal discount factor.

      Option activity for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                                                      Weighted Average
                                                                        Shares         Exercise Price
                                                                        ------         --------------
Options outstanding, December 31, 1999......................           1,625,751          $   5.57
Granted.....................................................           1,752,225              8.80
Options assumed in acquisition..............................             764,876              9.97
Exercised...................................................            (353,893)             0.48
Canceled....................................................            (677,021)            11.58
                                                                    ------------
Options outstanding, December 31, 2000......................           3,111,938              7.75
Granted.....................................................           2,677,802              1.45
Exercised...................................................             (93,906)             0.25
Canceled....................................................          (1,258,236)             6.32
                                                                    ------------
Options outstanding, December 31, 2001......................           4,437,598              4.56
Granted.....................................................           2,403,329              0.46
Exercised...................................................             (45,711)             0.84
Canceled....................................................          (3,045,073)             4.13
                                                                    ------------
Options outstanding, December 31, 2002......................           3,750,143              2.33
                                                                    ============

Options exercisable at December 31, 2002....................           1,187,628          $   4.59
                                                                    ============

Stock awards and options available for grant at
   December 31, 2002........................................           2,995,227

      The following table summarizes information about options outstanding at December 31, 2002:

                            Options Outstanding                                        Options Exercisable
---------------------------------------------------------------------------       ----------------------------
                                         Weighted Average
                                            Remaining          Weighted                            Weighted
        Range of               Number    Contractual Life       Average             Number         Average
    Exercise Prices          of Shares      (in Years)      Exercise Price        of Shares     Exercise Price
    ---------------          ---------      ----------      --------------        ---------     --------------
  $ 0.19  -   $  0.20         312,000          9.64            $   0.20                8,400      $   0.20
    0.21  -      0.21         599,200          9.88                0.21                    -             -
    0.25  -      0.53         432,735          8.99                0.42               77,635          0.38
    0.55  -      0.77         391,376          8.81                0.75               53,158          0.65
    0.81  -      1.01         333,600          8.55                0.94              158,040          0.95
    1.07  -      1.07         705,870          8.54                1.07              249,315          1.07
    1.10  -      7.56         817,922          7.35                5.01              516,059          5.28
    9.88  -     33.75         157,440          6.69               18.43              125,021         17.98
--------------------------------------------------------------------------------------------------------------
  $ 0.19  -   $ 33.75       3,750,143          8.59            $   2.33            1,187,628      $   4.59

12. SHAREHOLDERS' EQUITY:

      Restricted Common Stock

      In November 1998, the Company issued 500,000 shares of common stock to an officer of the Company at a purchase price of $0.40 per share pursuant to a promissory note in the amount of $200,000. The note bears interest at 7% and is due in January 2003. These shares are subject to repurchase by the Company for $0.40 per share through January 15, 2003, with the shares being subject to repurchase reduced by 120,000 shares after November 15, 1999, and reduced by 10,000 shares each month following November 15, 1999. At December 31, 2002, the remaining balance of this note receivable was paid in full by the officer. At December 31, 2002, 20,000 shares issued to the officer remain subject to repurchase by the Company.

      Common Stock

      On February 11, 2000, the Company issued 4,695,595 shares of its common stock at an offering price of $23.00 per share. This included 695,595 shares of common stock issued upon exercise of the underwriters' over allotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $6.6 million, were approximately $101.4 million.

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

      Warrants

      In connection with the sale of preferred stock during 1996, 1997, 1998 and 1999 and in connection with common stock sold in June 2001, the Company issued warrants to purchase common stock. The fair value of the warrants was recorded as a cost of the issuance of the preferred stock as determined using the Black-Scholes pricing model. Warrants outstanding and exercisable at December 31, 2002 were as follows:

                                    Exercise
                                Price Per Share,
                                   Subject to
Number of Shares                   Adjustment        Expiration Date
----------------                   ----------        ---------------
      6,134..................      $    1.34         None
     42,768..................           4.20         April 8, 2004
     21,500..................           6.00         April 21, 2004
     48,165..................           4.20         April 21, 2004
    568,900..................           3.00         January 8, 2005
    290,000..................           7.50         January 8, 2005
    769,231..................           1.17         January 8, 2005
     55,694..................           4.00         October 1, 2005
     75,000..................           4.00         April 13, 2006
     51,301..................           4.36         May 3, 2008-October 9, 2009
  ---------
  1,928,693
  =========

13. COMMITMENTS AND CONTINGENCIES:

      Commitments

      The Company leases its facilities and certain equipment under noncancelable operating leases, which expire between April 2003 and December 2007. In January 2002, the Company renegotiated the lease for its Kirkland headquarters. As a result, the Company paid a lease termination fee of $667,000 and surrendered approximately 42% of its Kirkland space. The fee was paid by a partial drawdown on a $1.6 million Letter of Credit (restricted cash) held by the landlord as a security deposit for the lease. The $667,000 lease termination fee was recorded as general and administrative expenses for the year ended December 31, 2002.

      At December 31, 2002, the approximate future rental payments due under the Company's noncancelable operating leases for the remainder of the lease terms were as follows:

          (In thousands)

             Year Ending December 31,
             ------------------------

                       2003..........................   $ 1,784
                       2004..........................     1,413
                       2005..........................       403
                       2006..........................       168
                       2007..........................         8
                       Thereafter ...................        --
                                                        -------
                                                        $ 3,776
                                                        =======

      Total rent expense from continuing operations incurred under operating leases for continuing operations for the years ended December 31, 2000, 2001 and 2002 was approximately $2.6 million, $3.7 million and $3.1 million, respectively.

      At December 31, 2002, contractual commitments associated with the Company's capital lease obligation including related interest of approximately $49,000 (See Note 8) and the Company's offsite co-location area for its telecommunications equipment are as follows:

(In thousands)                     2003         2004        2005        2006         2007      Thereafter      Total
                                   ----         ----        ----        ----         ----      ----------      -----
Capital lease obligation...     $      54    $      54    $     54    $     54     $    45      $     --    $     261
Co-location agreement......           228           --          --          --          --            --          228
                                -------------------------------------------------------------------------------------
Total contractual commitments   $     282    $      54    $     54    $     54     $    45      $     --    $     489
                                =====================================================================================

      Contingencies

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results or cash flows.

14. ACQUISITIONS:

      In September 1999, the Company acquired all of the common stock of Image Press, a privately owned California corporation. In accordance with the terms of the stock purchase agreement, in September 2000, the Company made a contingent payment of $780,000 to the former owners of Image Press.

      On June 21, 2000, the Company completed the acquisition of Extensis, an Oregon corporation. Extensis develops and markets software products. The acquisition was recorded using the purchase method of accounting. The Company issued 3,541,195 shares of stock and approximately $14.6 million in cash and $3.4 million in assumed liabilities, resulting in an aggregate purchase price of approximately $45.4 million, including transaction costs of approximately $3.0 million. In 2001, 215,419 shares held in escrow were returned to the Company, and the purchase price was reduced by approximately $399,000 as settlement of Extensis' obligations incurred prior to the acquisition. Of this $399,000 reduction in purchase price, approximately $277,000 was for cash payments made by the Company on behalf of Extensis' former owners and $122,000 was a non-cash write down of goodwill. On September 15, 2002, Extensis was sold to Celartem. See Note 3.

      On June 27, 2000, the Company completed the acquisition of certain assets and liabilities of Howard Press Limited Partnership ("Howard Press"), a Delaware limited partnership. Howard Press is a full-service printing company. The acquisition was recorded using the purchase method of accounting. The Company issued 212,623 shares of stock, paid $12.8 million in cash and assumed $4.9 million in liabilities, resulting in an aggregate purchase price of approximately $19.1 million, including transaction costs of approximately $213,000. The sellers of Howard Press were entitled to 5% of online revenues, that is, certain revenues earned on sales from existing customers of Howard Press generated by ImageX using its online printing center, to be paid in stock quarterly through August 2002. The Company paid the former owners of Howard Press 193,390 shares of common stock in fiscal 2002 pursuant to this agreement.

      In accordance with the provisions of APB No. 16, all identifiable assets and liabilities were assigned a portion of the cost of the acquisitions based on their respective fair values. The estimated values of identifiable intangibles such as assembled workforce, customer relationships, web portal, existing technology and in-process research and development were determined by independent valuations. The excess of the purchase price over the fair market value of the assets acquired was allocated to goodwill and was amortized over 10 years using the straight-line method until the adoption of SFAS No. 142 in January 2002. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years. See Notes 2 and 6.

      The allocation of purchase prices for the acquisitions were as follows:

(In thousands)                                                      December 31,
                                                                        2000
                                                                      -------
Identified intangibles ......................................         $10,320
In-process research and development .........................           1,062
Goodwill ....................................................          42,002
Tangible assets acquired, net ...............................          11,958
                                                                      -------
        Total purchase price ................................         $65,342
                                                                      =======

      Among the assets purchased in the Extensis acquisition were two in-process research and development software products valued at approximately $798,000 and $264,000. Both of these products were between 85% and 90% completed at the date of acquisition and had no alternative use if not completed successfully. Both products were completed in fiscal 2000 and generated revenues beginning in the fourth quarter of 2000. These products were valued using a discounted cash flow analysis by an independent appraiser and the total value of approximately $1.1 million was expensed as in-process research and development in the second quarter of 2000 and has been reclassified to discontinued operations.

      The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of Extensis and Howard Press occurred as of the beginning of the period presented. The pro forma information gives effect to certain adjustments, including amortization of identified intangibles and goodwill. The pro forma adjustments exclude the effect of the nonrecurring charge of approximately $1.1 million for purchased in-process research and development.

(In thousands, except per share data)                             Year Ended
                                                              December 31, 2000
                                                              -----------------
                                                                 (Unaudited)
Revenues:
Revenues from continuing operations ........................       $ 55,064
Revenues from discontinued operations ......................         16,758
                                                                   --------
   Total revenues ..........................................       $ 71,822
                                                                   ========

Pro forma net loss:
Pro forma net loss from continuing operations ..............       $(42,201)
Pro forma net loss from discontinued operations ............        (10,090)
                                                                   --------
   Total pro forma net loss ................................       $(52,291)
                                                                   ========

Pro forma basic and diluted net loss per share:
Pro forma basic and diluted net loss per share from
   continuing operations ...................................       $  (1.67)
Pro forma basic and diluted net loss per share from
   discontinued operations .................................          (0.40)
                                                                   --------
   Total pro forma basic and diluted net loss per share ....       $  (2.07)
                                                                   ========

      This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved if the Company had made these acquisitions at the beginning of January 2000.

15. UNAUDITED QUARTERLY INFORMATION:

      Presented below are summarized quarterly operating results for fiscal years 2001 and 2002. Due to the sale of Extensis in September 2002, prior period results have been reclassified to reflect Extensis' operating results and the gain on sale as Discontinued Operations.

                                                                                       Quarter Ended
                                                                                       -------------
                                                                      Mar. 31       Jun. 30      Sep. 30      Dec. 31
                                                                      -------       -------      -------      -------
2001
Revenues.......................................................     $   11,510     $   12,627   $    9,702   $   10,584
Gross profit...................................................          2,068          3,177        1,919        2,577
Loss from continuing operations................................        (12,017)        (6,997)      (6,432)      (5,331)
Net loss from discontinued operations..........................         (3,152)        (2,932)      (1,859)      (1,182)
Net loss.......................................................        (15,169)        (9,929)      (8,291)      (6,513)
Basic and diluted net loss per share:
Loss from continuing operations................................         (0.46)         (0.25)       (0.21)       (0.17)
Net loss from discontinued operations..........................         (0.12)         (0.11)       (0.06)       (0.04)
Basic and diluted net loss per share...........................         (0.58)         (0.36)       (0.27)       (0.21)

2002
Revenues.......................................................     $    9,092     $    8,771   $    7,892   $    9,133
Gross profit...................................................          1,805          2,146        1,946        2,293
Loss from continuing operations................................         (7,346)        (4,438)     (10,271)     (14,627)
Net (loss) income from discontinued operations.................            116            407        3,796          (11)
Net loss before cumulative effect of change in accounting
   principle.................................................           (7,230)        (4,031)      (6,475)     (14,638)
Cumulative effect of change in accounting principle............        (30,195)            --           --           --
Net loss.......................................................        (37,425)        (4,031)      (6,475)     (14,638)
Basic and diluted net loss per share:
Loss from continuing operations................................          (0.24)         (0.14)       (0.33)       (0.47)
Net (loss) income from discontinued operations.................           0.01           0.01         0.12           --
Net loss before cumulative effect of change in accounting
   principle...................................................          (0.23)         (0.13)       (0.21)       (0.47)
Cumulative effect of change in accounting principle                      (0.98)            --           --           --
Basic and diluted net loss per share...........................          (1.21)         (0.13)       (0.21)       (0.47)

16. SUBSEQUENT EVENT

      On March 3, 2003, we signed a definitive merger agreement with Kinko's Washington, Inc., a Washington corporation ("Kinko's Washington") and a wholly-owned subsidiary of Kinko's Inc., a privately held Delaware corporation ("Kinko's"), the world's leading provider of document solutions and business services. Under the terms of the agreement, Kinko's Washington will offer to acquire for cash all the outstanding common shares of ImageX for $0.512 per common share in a transaction valued at approximately $16.5 million. The transaction is subject to customary conditions and is expected to be completed in the second quarter of 2003. In connection with the tender offer and proposed merger, Kinko's has filed with the SEC a tender offer statement on Schedule TO (including an offer to purchase, letter of transmittal and related tender offer documents) and ImageX has filed a solicitation/recommendation statement on
Schedule 14D-9. These documents contain important information and shareholders of ImageX are advised to carefully read these documents.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

      The Board of Directors is divided into three classes, with the members of each class serving for a staggered three-year term. At each annual meeting of shareholders of the Company, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The term of the Class I director expires upon the election and qualification of a successor director at the annual meeting of shareholders to be held in 2004. The term of the Class II directors expire upon the election and qualification of successor directors at the annual meeting of shareholders to be held in 2005. The term of the Class III directors expire upon the election and qualification of a successor directors at the annual meeting of shareholders to be held in 2003.

      The Board of Directors currently consists of one Class I director (Garret
P. Gruener), three Class II directors (F. Joseph Verschueren, Elwood D. Howse, Jr., and Bernee D. L. Strom), and two Class III directors (Richard P. Begert and Richard R. Sonstelie). There are no family relationships among any of our directors or executive officers. Information regarding each of the members of the Board of Directors is set forth below.

      Richard P. Begert (age 46) has been President, Chief Executive Officer and a director of ImageX since November 1998. From 1993 to 1998, Mr. Begert was Regional President of AT&T Wireless Services (and its predecessor, McCaw Cellular Communications, Inc.), a telecommunications company. From 1986 to 1993, Mr. Begert held various other senior positions at McCaw Cellular. Mr. Begert received his BA in business administration from the University of Washington.

      Garrett P. Gruener (age 48) has served as a director of ImageX since April 1999. He is a Founder and Managing Director of Alta Partners, a venture capital partnership investing in information technologies and life science companies. Prior to founding Alta Partners in 1996, Mr. Gruener was a Partner at Burr, Egan, Deleage & Co., a venture capital firm, which he joined in 1992 and served as Vice President from 1992 to 1997. Mr. Gruener was a consultant to various corporations and start-up companies from 1988 to 1992. He founded Virtual Microsystems, Inc. in 1982, a successful software company that merged with another DEC-oriented software company in 1987. From 1978 to 1982, he worked for Integrated Automation in a variety of capacities including Director of Marketing. Mr. Gruener also serves as Chairman of the Board and Secretary of Ask Jeeves, Inc. Mr. Gruener received his BS in political science from the University of California, San Diego and his MA in political science from the University of California, Berkeley.

      Elwood D. Howse, Jr. (age 62) has been a director of ImageX since December 1996. Mr. Howse served as President of Cable & Howse Ventures, a Northwest venture capital management firm, from 1981 to 1997 and as Managing Member since 1997. He has served as a director of BSquare Corporation (Nasdaq NM: BSQR) which accelerates the development, deployment, and management of next generation smart devices and applications, since December 2002 and of OrthoLogic Corporation, a manufacturer and marketer of orthopaedic products, since September 1987 and of Applied Microsystems Corporation, a manufacturer of microprocessors, which provides high-level software development tools and solutions that expedite complex software projects, since February 1992. He also serves as a director of several private companies and charitable institutions. Mr. Howse received his BS in engineering and his MBA from Stanford University.

      Richard R. Sonstelie (age 57) has been a director of ImageX since June 1998. Mr. Sonstelie served as Chairman of the Board of Puget Sound Energy, Inc., a power company, from February 1997 through March 2000 and as a director from 1987 to January 2000. His prior positions with Puget Sound Energy included Chief Executive Officer from 1992 to 1998, Chief Operating Officer from 1991 to 1992, Chief Financial Officer from 1987 to 1991 and Executive Vice President from 1985 to 1987. Mr. Sonstelie received his BS from the United States Military Academy at West Point, his MS in nuclear engineering from Massachusetts Institute of Technology and his MBA from Harvard University.

      Bernee D. L. Strom (age 55) has been a director of ImageX since May 1999. Ms. Strom has served as President and Chief Executive Officer of the Strom Group, Inc., a venture investment and business advisory firm specializing in high technology since 1990. Ms. Strom was Chief Executive Officer of iCopyright.com, a provider of Internet content services from July 2000 until January 2001. Prior to that, she was President and Chief Operating Officer of InfoSpace.com, Inc. from November 1998 through December 1999 and President of InfoSpace Ventures LLC from January 2000 though June 2000. From April 1995 to June 1997, Ms. Strom served as President and Chief Executive Officer of USA Digital Radio, LP, a partnership of Westinghouse Electric Corporation and Gannett Co., Inc. that develops technology for AM and FM digital radio broadcasting. Ms. Strom also serves as a director of the Polaroid Corporation, a photographic equipment and supply company and Hughes Electric. Ms. Strom received her BS in mathematics and history, her MA and her Ph.D. (ABD) in mathematics and mathematics education from New York University and her MBA from the Anderson School at the University of California, Los Angeles.

      F. Joseph Verschueren (age 51) was a Co-Founder of ImageX, has been a director of ImageX since its inception in 1995 and has served as Chairman of the Board since August 1997. In addition, he served as President from September 1996 to November 1998 and Chief Executive Officer from August 1997 to November 1998. Mr. Verschueren served as Chief Executive Officer of Parallel Communications Inc., an advertising agency, from 1992 to 1996 and as Chairman of the Board of Parallel Communications until July 1999. Mr. Verschueren received his BA in English and a BA in philosophy from Gonzaga University.

Executive Officers

      The remaining information required by this Item is set forth in Part I of this report under the caption "Our Executive Officers."

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires ImageX's officers, directors and persons who own more than 10% of a registered class of ImageX's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by SEC regulation to furnish ImageX with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms it received, or written representations from certain reporting persons that no forms were required for those persons, ImageX, to the best of its knowledge, believes that during fiscal year 2002 its officers, directors and greater-than-10% beneficial owners complied with all applicable filing requirements of Section 16(a). ImageX has concluded that no transactions gave rise to liability under Section 16(b) of the Exchange Act for recapture of short-swing profits.

Item 11. Executive Compensation

      The following table provides information concerning the compensation received for services rendered to ImageX in all capacities for the three fiscal years ended December 31, 2002 by our Chief Executive Officer and each of our four most highly compensated executive officers other than our Chief Executive Officer whose compensation exceeded $100,000 in fiscal year 2002.

Summary Compensation Table

                                                                                                             Long-Term
                                                                                                            Compensation
                                                                     Annual Compensation                       Awards
                                                                     -------------------                       ------
                                                                                                             Securities
                                                                                                             Underlying
Name and Principal Position                                   Year        Salary            Bonus             Options
---------------------------                                   ----        ------            -----             -------
Richard P. Begert.........................................    2002        $252,083        $137,813             75,000
President, Chief Executive Officer and Director               2001         264,583         100,000            150,000
                                                              2000         254,167         150,000            100,000

Timothy G. Dowling (1)....................................    2002         192,000         133,265            210,000
Chief Operating Officer                                       2001         141,667(2)       80,000            200,000

Cory E. Klatt.............................................    2002         153,666          46,400             10,000
Chief Technology Officer                                      2001         159,583          35,000            100,000
                                                              2000         140,000              --                 --

Gary L. Madson............................................    2002         149,825          15,600             90,000
Vice President, Operations                                    2001         151,500          45,000             80,000
                                                              2000          47,211(3)           --             50,000

Mariam J. Naini...........................................    2002         148,865           4,883            110,000
Vice President, General Counsel and Secretary                 2001         150,417          43,200             80,000
                                                              2000         136,250          54,000             55,000

----------
(1)   Mr. Dowling resigned on December 31, 2002.

(2) Mr. Dowling joined ImageX in April 2001. This represents salary earned as of December 31, 2001. Additionally, the Company paid relocation expenses for Mr. Dowling of $77,083.33.

(3) Mr. Madson joined ImageX in September 2000. This represents salary earned as of December 31, 2000.

Option Grants in Last Fiscal Year

      The following table sets forth information regarding stock options we granted to the officers listed in the Summary Compensation Table during the fiscal year ended December 31, 2002.

                                                 Individual Grants
                            ---------------------------------------------------------
                                                                                            Potential Realizable
                                                                                              Value at Assumed
                             Number of        Percent of                                       Annual Rates of
                            Securities      Total Options      Exercise                     Price Appreciation
                            Underlying        Granted to        Price                       for Option Term (3)
                              Options        Employees in        Per          Exercise     ----------------------
         Name               Granted (1)      Fiscal Year       Share (2)        Date          5%             10%
         ----               -----------      -----------       ---------        ----          --             ---
Richard P. Begert........          75,000         3.1%          $0.77         02/15/12     $36,000        $92,250

Timothy G. Dowling.......          10,000         8.7            0.77         02/15/12      66,800        180,300
                                  200,000                        0.53         05/15/12

Cory E. Klatt............          10,000         0.4            0.77         02/15/12       4,800         12,300

Gary L. Madson...........          10,000         3.7            0.77         02/15/12      29,600         79,500
                                   80,000                        0.53         05/15/12

Mariam J. Naini..........          10,000         4.6            0.77         02/15/12      35,800         96,300
                                  100,000                        0.53         05/15/12

----------
(1) The options granted to the officers listed in the table vest according to our customary vesting schedule for all employees as follows: (a) 24% of the options vest and become exercisable one year from the date of grant, and (b) an additional 2% of the options vest and become exercisable each month thereafter.

      Unless individual letter agreements provide otherwise, in the event of certain corporate transactions, such as a merger or sale of ImageX, each outstanding award under our Amended and Restated 1996 Stock Incentive Compensation Plan will automatically accelerate and become 100% vested and exercisable immediately before the corporate transaction, unless (a) the option is assumed, continued or replaced with a comparable award by the successor corporation or the parent of the successor corporation or (b) acceleration will render unavailable "pooling of interest" accounting for a transaction that otherwise qualifies for this accounting treatment. Any option that is assumed, continued or replaced with a comparable award in the corporate transaction will accelerate if the holder's employment or services are terminated by the successor corporation without cause or by the holder voluntarily with good reason within two years of the corporate transaction.

(2) Options were granted at an exercise price equal to the fair market value of our common stock at the time of grant.

(3) The dollar amounts under these columns result from calculations at the 5% and 10% rates required by Securities Exchange Commission regulations and are not intended to forecast possible future appreciation, if any, of the common stock price. The amounts represent hypothetical appreciation in the value of the common stock from the fair market value of our common stock at the time of grant. The information in this table assumes all options are exercised at the end of each of their 10-year terms. Actual gains, if any, on stock option exercises depends on the future performance of the common stock and overall stock market conditions, as well as the option holders' continued employment through the vesting period. The amounts shown in this table may not be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information regarding stock option exercises in 2002 and unexercised stock options held by the officers listed in the Summary Compensation Table as of December 31, 2002.

                                                                                                    Value of Unexercised
                                                             Number of Securities Underlying            In-the-Money
                                                                  Unexercised Options at            Options at Fiscal
                               Shares                               Fiscal Year-End                     Year-End (2)
                              Acquired           Value       ------------------------------     ----------------------------
Name                        on Exercise      Realized (1)      Exercisable    Unexercisable     Exercisable    Unexercisable
----                        -----------      ------------      -----------    -------------     -----------    -------------
Richard P. Begert..........           --              --         162,999          212,000              $0               $0
Timothy G. Dowling.........           --              --          80,000          120,000               0                0
Cory E. Klatt..............           --              --          52,667           82,333               0                0
Gary L. Madson.............           --              --          55,400          164,600               0                0
Mariam J. Naini............           --              --          83,833          196,167               0                0

----------
(1) "Value Realized" represents the fair value of the underlying securities on the date of exercise minus the exercise price of the options. The fair value of our common stock is assumed to equal to the last reported closing price of our common stock on the NASDAQ SmallCap Market on the date of exercise.

(2) Amounts are based on the December 31, 2002 last reported closing price of our common stock of $0.22 per share as reported on the NASDAQ SmallCap Market.

Compensation of Directors

      We reimburse our directors for all reasonable expenses incurred in connection with their attendance at board and committee meetings. Under our 1999 Non-employee Directors Stock Option Program, each of our non-employee directors is entitled to receive stock options as set forth below. The program provides for the grant of an option to purchase 12,500 shares of common stock to each of our non-employee directors upon their initial election or appointment to the board, then annually, we grant each non-employee director who continues to serve on the board an additional option to purchase 5,000 shares of common stock. All options granted under the program fully vest on the grant date. All options granted under the program expire ten years from the date of the option grant. The exercise price for these options is the fair market value of our common stock on the grant date. Directors do not receive any annual stipend or other remuneration.

Employment Contracts

      In November 2002, ImageX entered into an employment agreement with Ms. Naini. The agreement entitles Ms. Naini to receive a lump sum severance payment in an amount equal to 12 months salary, plus any bonus Ms. Naini would have received based on the achievement of performance-based goals determined by the Company (prorated for the length of service during the fiscal year in which Ms. Naini is no longer employed by the Company), plus medical and dental premiums for 12 months upon the occurrence of certain events, including: (a) termination of Ms. Naini's employment without cause; (b) the liquidation or dissolution of the Company; (c) a diminution of the Company's cash-on-hand below $5,000,000;
(d) the closing of the sale of all or substantially all of the Company's assets or a majority of the Company's stock; (e) the Board of Directors' elimination of the positions of the Chief Executive Officer and Chief Financial Officer; or (f) Mr. Begert's separation of employment with the Company. The Company expects that its obligation to make the foregoing severance payment will be triggered by the transactions contemplated in the definitive merger agreement with Kinko's.

Report on Executive Compensation by the Compensation Committee

      The Compensation Committee of the Board of Directors has furnished the following report on executive compensation. The Compensation Committee, which is composed of two non-employee independent directors, establishes and reviews the compensation and benefits of the Chief Executive Officer and consults with the Chief Executive Officer with respect to the compensation and benefits for other officers of the Company. The Compensation Committee also considers incentive compensation plans and carries out duties assigned to the committee under our option plans and our employee stock purchase plan. The Compensation Committee considers internal and external information in determining compensation.

      Compensation Philosophy

      Our compensation policies are based on the belief that the interests of employees should be closely aligned with those of our shareholders. The compensation policies are designed to achieve the following objectives:

      o Offer compensation opportunities that attract highly qualified employees, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term shareholder value.

      o Maintain a market-competitive compensation structure in line with corporate business objectives. The focus is weighted on incentive programs and based on results as measured by both the annual and long-term financial performance of ImageX and the increase in shareholder value as measured principally by the trading price of our common stock.

      o Further our short and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

      Compensation Program

      Our compensation program has three major integrated components: base salary, annual incentive awards and long-term incentives.

      Base Salary / Executive Officer Compensation. The Committee bases the combination of base salary and incentive bonus paid to the Chief Executive Officer on the approximate range of cash remuneration paid to executives performing similar duties for companies of comparable size in the Pacific Northwest. During fiscal year 2002, the Chief Executive Officer's base compensation was $252,083. Additionally in 2002, he received a performance-based bonus of $137,813 based on the success of meeting 2001 objectives in the following areas: 40% financial performance, 20% funding objectives, 20% business development objectives and 20% other corporate objectives. During fiscal year 2002, Mr. Begert's performance based bonus was based on the success of meeting objectives in the following areas: 40% financial performance, 30% investor relations objectives, 20% business development objectives and 10% team development. Review of Mr. Begert's success in meeting objectives for the fiscal year 2002 and payment of any performance-based bonus has not yet been completed. During fiscal year 2002, Mr. Begert was granted a stock option to purchase 75,000 shares of ImageX common stock at an exercise price of $0.77, the fair market value of our common stock on the date of the grant. Mr. Begert's base salary, annual incentive award and long-term compensation for future years will be determined by the Compensation Committee based upon the same factors employed by the Committee for executive officers generally as described in the following paragraph.

      Base salaries for executive officers other than the Chief Executive Officer are determined annually by the Chief Executive Officer and reviewed and approved by the Compensation Committee. In determining salary adjustments for executive officers, the Chief Executive Officer and the Compensation Committee consider the individual officer's historical performance against his or her job responsibilities and personal compensation packages provided to executives performing similar duties for companies of comparable size in the Pacific Northwest, the rate of inflation, salary adjustments to be awarded to other executive officers of the Company and other subjective factors.

      Annual Incentive Awards. Annual cash bonus awards are based on individual employee goals and corporate objectives. For 2002, there was no formal bonus program established for employees.

      Long-Term Incentives. The Compensation Committee views stock options as an important part of its long-term, performance-based compensation program. The Compensation Committee believes that stock ownership is an excellent vehicle for compensating its officers and employees. We provide long-term incentives through our Amended and Restated 1996 Stock Incentive Compensation Plan and our 1999 Employee Stock Purchase Plan, the purpose of which is to create a direct link between executive compensation and increases in shareholder value. Stock options are granted at fair market value and vest in installments over 50 months. Thus, the value of the shareholders' investment must appreciate before the optionee receives any financial benefit. Additionally, the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ. When determining option awards for an executive officer, the Compensation Committee considers the executive's current contribution to Company performance, the anticipated contribution to meeting our long-term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of our common stock, this portion of the executive's compensation is directly aligned with an increase in shareholder value. The Compensation Committee believes that such stock plans align the interests of the employees with the long-term interests of the shareholders.

      Under the Omnibus Budget Reconciliation Act of 1993, the federal income tax deduction for certain types of compensation paid to the Chief Executive Officer and four other most highly compensated executive officers of publicly held companies is limited to $1.0 million per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes no compensation paid by the Company during fiscal 2003 will exceed the $1.0 million limitation.

March 7, 2003
                                                 COMPENSATION COMMITTEE
                                                 Richard R. Sonstelie, Chairman
                                                 Bernee D. L. Strom

Performance Graph

      Set forth below is a line graph comparing the cumulative return to the shareholders of ImageX's common stock with the cumulative return of (a) the NASDAQ U.S. Index and (b) the Inter@ctive Week Internet Index for the period commencing August 26, 1999 (the date of ImageX's initial public offering) through the end of fiscal year 2002.

            Comparison of Cumulative Total Return among ImageX, Inc.,
                      The NASDAQ Stock Market (U.S.) Index
                   and The Inter@ctive Week Internet Index (1)

                          [PERFORMANCE CHART OMITTED]

----------
(1) The Company previously tracked total returns relative to the JP Morgan HQ Internet 100 Index (the "JP Morgan Index"), which has since been discontinued. The Company has selected the Inter@ctive Week Internet Index (the "Inter@ctive Index") as a replacement. Because the JP Morgan Index has been discontinued, the Company is unable to provide a comparison of the total return of the JP Morgan Index relative to the Inter@ctive Index.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table summarizes certain information regarding the beneficial ownership of our common stock as of March 6, 2003 for

      o     our Chief Executive Officer;
      o our top four most highly compensated executive officers (other than our chief executive officer) whose compensation exceeded $100,000 in 2002;
      o     each of our directors;
      o     all our directors and executive officers as a group; and
      o each person or group that we know owns more than 5% of our common stock.

      Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission ("SEC") and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 6, 2003 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, any listed executive officers or director of ImageX can be reached at the principal offices of ImageX.

                                                                                           Shares of ImageX, Inc.
                                                                                                 Common Stock
                                                                                                 ------------
                                                                                          Amount and
                                                                                           Nature of    Percent of
                                                                                           Beneficial     Class
Name and Address of Beneficial Owners                                                      Ownership       (1)
-------------------------------------                                                      ---------       ---
Executive Officers and Directors
Richard P. Begert(2).........................................................                715,199       2.3%
Timothy G. Dowling...........................................................                      0        *
Cory Klatt (3) ..............................................................                534,378       1.7
Gary Madson (4) .............................................................                 78,200        *
Mariam J. Naini (5) .........................................................                109,398        *
Garrett P. Gruener (6).......................................................              5,334,903      17.1
Elwood D. Howse, Jr. (7).....................................................                306,328       1.0
Richard R. Sonstelie (8).....................................................                 74,667        *
Bernee D. L. Strom (9).......................................................                 32,500        *
F. Joseph Verschueren (10) ..................................................                469,900       1.5
All directors and executive officers as a group (10 persons) (11)............              7,655,473      24.5

Other Principal Shareholders
Entities affiliated with Acorn Ventures, Inc. (12)...........................              3,483,177      11.2
1309 114th Avenue SE, Suite 200
Bellevue, WA 98004

----------
*     Less than 1%.

(1)   Based on 31,211,967 outstanding shares as of March 6, 2003.

(2) Includes 207,999 shares issuable pursuant to options exercisable within 60 days of March 6, 2003 ("Vested Options").

(3)   Includes 72,778 Vested Options.

(4)   Includes 75,800 Vested Options.

(5)   Includes 107,589 Vested Options.

(6) Includes 4,650,085 outstanding shares held by, and 607,707 shares issuable pursuant to warrants exercisable within 60 days of March 6, 2003 ("Vested Warrants") held by Alta California Partners II, LP and 54,433 outstanding shares and 7,678 Vested Warrants held by Alta Embarcadero Partners II, LLC. Mr. Gruener is a general partner of Alta California Management Partners II, LP, which is the general partner of Alta California Partners II, LP. Mr. Gruener is also a member of Alta Embarcadero Partners II, LLC. Mr. Gruener disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares arising from his interest in Alta California Management Partners II, LP. Also includes 15,000 Vested Options.

(7) Includes 15,000 Vested Options. Also includes 37,000 outstanding shares held by Mr. Howse's spouse and 7,150 Vested Warrants held by Howse Family Partnership. Mr. Howse is a general partner of Howse Family Partnership.

(8) Includes 15,000 Vested Options and 58,409 outstanding shares and 1,258 Vested Warrants held jointly by Mr. Sonstelie and his spouse.

(9)   Includes 27,500 Vested Options.

(10)  Includes 10,000 Vested Options.

(11)  Includes 546,666 Vested Options and 623,793 Vested Warrants.

(12) Includes 936,410 outstanding shares and 870,946 Vested Warrants held by Acorn Ventures IX, LLC. Also includes 1,461,906 outstanding shares and 6,500 Vested Warrants held by Internet Ventures, LLC. Acorn Ventures, Inc. is a member of Acorn Ventures IX, LLC and Internet Ventures, LLC.

Equity Compensation Plan Information

      The following table sets forth, as of December 31, 2002, information concerning the Company's shareholder and non-shareholder approved equity compensation plans related to the number of shares underlying outstanding options and other rights to acquire Company stock, the weighted average exercise price of those options and other rights and the number of shares remaining available for issuance under such plans.

                                                                                                     Number of shares
                                                                                                    remaining available
                                                                                                    for future issuance
                                                                                                       under equity
                                                                                                    compensation plans
                                                                                                   (excluding shares to
                                             Number of shares to be       Weighted-Average            be issued upon
                                            issued upon exercise of       exercise price of             exercise of
                                            outstanding options and      outstanding options        outstanding options
Plan Category                                     other rights            and other rights           and other rights)
----------------------------------------   -------------------------   ----------------------    ------------------------
Equity compensation plans approved by
   the Company's shareholders (1)........            3,750,143                $    2.33                   3,895,126

Equity compensation plans not approved
   by the Company's shareholders.........                   --                       --                          --
                                            -------------------------   ----------------------    ------------------------
Total..............................                  3,750,143                $    2.33                   3,895,126

----------

(1) During fiscal 1999 and 2000, the Company assumed the stock option plans and the outstanding options of two companies it acquired. Options outstanding at December 31, 2002 under these plans were 67,712 with a weighted average exercise price of $4.52. No additional options will be granted under the assumed plans.

Item 13. Certain Relationships and Related Transactions

      ImageX has entered into indemnification agreements with each of its executive officers and directors. Under these agreements, ImageX indemnifies any individual made a party to a proceeding because that individual is or was a director or executive officer of ImageX, and will advance or reimburse reasonable expenses incurred by that individual in advance of the final disposition of the proceeding, to the full extent permitted by applicable law.

      In November 2002, ImageX entered into an employment agreement with Ms. Naini. The agreement entitles Ms. Naini to receive a lump sum severance payment in an amount equal to 12 months salary, plus any bonus Ms. Naini would have received based on the achievement of performance-based goals determined by the Company (prorated for the length of service during the fiscal year in which Ms. Naini is no longer employed by the Company), plus medical and dental premiums for 12 months upon the occurrence of certain events, including: (a) termination of Ms. Naini's employment without cause; (b) the liquidation or dissolution of the Company; (c) a diminution of the Company's cash-on-hand below $5,000,000;
(d) the closing of the sale of all or substantially all of the Company's assets or a majority of the Company's stock; (e) the Board of Directors' elimination of the positions of the Chief Executive Officer and Chief Financial Officer; or (f) Mr. Begert's separation of employment with the Company. The Company expects that its obligation to make the foregoing severance payment will be triggered by the transactions contemplated in the definitive merger agreement with Kinko's.

      In November 1998, Mr. Begert purchased 500,000 shares of common stock at the then fair market price of $0.40 per share, as determined by the Board of Directors. He paid the purchase price for the shares by issuing a promissory note to ImageX. The promissory note accrued interest at the rate of 7% per year and was paid in full at December 31, 2002. Pursuant to the stock vesting and pledge agreement, Mr. Begert granted ImageX a right to repurchase a portion of these shares if his employment terminates. As of December 31, 2002, the repurchase right had lapsed with respect to 480,000 of the shares. The repurchase right with respect to the remaining 20,000 shares lapsed on February 28, 2003. As of December 31, 2002, the value of Mr. Begert's aggregate restricted stock holdings was $110,000, based on the last reported sale price of our common stock on the NASDAQ SmallCap Market on December 31, 2002 of $0.22 per share.

      ImageX believes that the transactions described above were made on terms as favorable to ImageX as it would have received from unaffiliated third parties. Any future transactions between ImageX and its officers, directors and greater than 5% shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of ImageX's disinterested, non-employee directors.

Item 14. Controls and Procedures

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

            3.    Exhibits

   NUMBER                             DESCRIPTION
   ------                             -----------

    2.1 Stock Purchase Agreement by and among Extensis, Inc., ImageX, Inc. and Celartem Technology USA, Inc. dated September 9, 2002. (1)

    2.2 Agreement and Plan of Merger among Kinko's, Inc., Kinko's Washington, Inc. and ImageX, Inc. dated as of March 3, 2003. (2)

    3.1 Amended and Restated Articles of Incorporation of the registrant, as further amended by Articles of Amendment. (3)

    3.2     Amended and Restated Bylaws of the registrant. (3)

    10.1 Amended and Restated Investor Rights Agreement, dated as of April 8, 1999, by and among the registrant and certain of the registrant's shareholders named therein. (3)

    10.2 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and F. Joseph Verschueren. (3)

    10.3 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Cory E. Klatt. (3)

    10.4 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Elwood D. Howse, Jr. (3)

    10.5 Stock Subscription and Repurchase Agreement, dated as of August 7, 1997, by and between the registrant and Elwood D. Howse, Jr. (3)

    10.6 Stock Vesting and Pledge Agreement, dated as of November 16, 1998, by and between the registrant and Richard P. Begert. (3)

    10.7 Offer of Employment, dated as of November 12, 1998, from the registrant to Richard P. Begert. (3)

    10.8 Lease Agreement, dated as of January 31, 1997, by and between the registrant and Bellevue Associates, L.P. (3)

    10.9 Lease Agreement, dated as of May 15, 1998, by and between the registrant and Spieker Properties, L.P. (3)

    10.10 Lease Agreement, dated as of October 19, 1998, by and between the registrant and Spieker Properties, L.P. (3)

    10.11 Lease Agreement, dated as of April 22, 1999, by and between the registrant and Spieker Properties, L.P. (3)

    10.12 Lease Agreement, dated as of November 4, 1999, by and between the Registrant and The Plaza at Yarrow Bay, LLC. (6)

    10.13 Amendment to Lease Agreement dated as of January 28, 2002 by and between the Registrant and The Plaza at Yarrow Bay, Inc. (10)

    10.14 Lease Assignment and Assumption, dated as of April 13, 1999, by and between the Keystone Acquisition Corporation, a wholly-owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc.
            (3)

    10.15 Lease Assignment and Assumption, dated as of April 13, 1999, by and between Keystone Acquisition Corporation, a wholly-owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc.
            (3)

    10.16   Amended and Restated 1996 Stock Incentive Compensation Plan. (3)

    10.17   1999 Employee Stock Purchase Plan. (3)

    10.18   1999 Stock Option Grant Program for Non-employee Directors. (3)

    10.19   Form of Indemnification Agreement. (3)

    10.20 Asset Purchase and Sale Agreement, dated as of February 23, 1999, by and among the registrant, Keystone Acquisition Corp., Fine Arts Engravers Company, Inc. and Nicholas J. Stanley. (3)

    10.21 Stock Purchase Agreement dated September 21, 1999, among ImageX.com, Inc., Stanley F. and Marina Lynne Poitras, individually and as Trustees of the Poitras Family Trust dated November 22, 1993, Glen R. and Anne Douglas, as community property. (4)

    10.22 Agreement and Plan of Merger dated November 17, 1999 among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.
            (5)

    10.23 First Amendment to Agreement and Plan of Merger dated November 30, 1999, among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc. (5)

    10.24 Amended and Restated Agreement and Plan of Merger dated May 20, 2000 among ImageX.com, Inc., Columbia Acquisition Corp., and Extensis, Inc., and Shareholder Representative. (7)

    10.25 Asset Purchase Agreement dated June 15, 2000 among ImageX.com, Inc., Meadowlands Acquisition Corp., Howard Press Limited Partnership and the partners thereof, individually.(8)

    10.26 Employment Agreement between Mariam J. Naini and ImageX, Inc. dated November 15, 2002. (9)

    21.1    Subsidiaries of the registrant.*

    23.1    Consent of PricewaterhouseCoopers LLP, independent accountants. *

    99.1 Certification of Richard P. Begert, President and Chief Executive Officer of ImageX, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

    99.2 Certification of Jose S. David, Chief Financial Officer of ImageX, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002. *

----------

*     Filed herewith.

(1) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on September 12, 2002. (File No. 000-26837).

(2) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on March 4, 2003. (File No. 000-26837).

(3) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on May 12, 1999. (File No. 333-78271).

(4) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on September 30, 1999. (File No. 000-26837).

(5) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on December 22, 1999. (File No. 000-26837).

(6) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on January 13, 2000. (File No. 333-94639).

(7) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 5, 2000. (File No. 000-26837).

(8) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 12, 2000. (File No. 000-26837).

(9) Incorporated by Reference herein to Schedule 14D-9 filed with the Securities and Exchange Commission on March 13, 2003. (File No. 005-56779).

(10) Incorporated by Reference herein to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. (File No. 000-26837).

      (b)   Reports on Form 8-K

                  The Company filed Form 8-K on February 13, 2003, announcing its fourth quarter and annual 2002 results.

                  The Company filed Form 8-K on March 4, 2003, announcing that the Company and Kinko's, Inc. have signed a definitive agreement pursuant to which Kinko's will acquire the Company.

      (c)   Exhibits

            See Item 15 (a) above.

      (d)   Financial Statements and Schedule

            See Item 15 (a) above.

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

                                    IMAGEX, INC.


                                    By:           /s/ Richard P. Begert
                                           -------------------------------------
                                                     Richard P. Begert
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated below on the 4th day of April, 2003.


/s/ Richard P. Begert            President and Chief Executive Officer
----------------------------     (Principal Executive Officer)
Richard P. Begert

/s/ Jose S. David                Chief Financial Officer
----------------------------     (Principal Financial and Accounting Officer)
Jose S. David

/s/ F. Joseph Verschueren        Chairman of the Board
----------------------------
F. Joseph Verschueren

/s/ Garrett P. Gruener           Director
----------------------------
Garrett P. Gruener

/s/ Elwood D. Howse, Jr.         Director
----------------------------
Elwood D. Howse, Jr.

/s/ Richard R. Sonstelie         Director
----------------------------
Richard R. Sonstelie

/s/ Bernee D. L. Strom           Director
----------------------------
Bernee D. L. Strom

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Richard P. Begert, certify that:

1.    I have reviewed this annual report on Form 10-K of ImageX, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

                                           By: /s/ Richard P. Begert
                                           -------------------------------------
                                           [Signature]
                                           Richard P. Begert
                                           President and Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Jose S. David, certify that:

1.    I have reviewed this annual report on Form 10-K of ImageX, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

                                                      By: /s/ Jose S. David
                                                      --------------------------
                                                      [Signature]
                                                      Jose S. David
                                                      Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                  IMAGEX, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts and Returns

(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                      Balance at        Amounts                          Balances of
                                     beginning of     charged to      Discontinued        companies         Amounts       Balance at
Year Ended                               year           income         operations         acquired        written off    end of year
------------------------------------------------------------------------------------------------------------------------------------
   December 31, 2002..............    $   924          $   (16)        $  (517)          $    --           $   184         $   207
   December 31, 2001..............      1,403              141            (439)               --               181             924
   December 31, 2000..............        126              318              36             1,059               136           1,403

INDEX TO EXHIBITS

   NUMBER                             DESCRIPTION
   ------                             -----------

    2.1 Stock Purchase Agreement by and among Extensis, Inc., ImageX, Inc. and Celartem Technology USA, Inc. dated September 9, 2002. (1)

    2.2 Agreement and Plan of Merger among Kinko's, Inc., Kinko's Washington, Inc. and ImageX, Inc. dated as of March 3, 2003. (2)

    3.1 Amended and Restated Articles of Incorporation of the registrant, as further amended by Articles of Amendment. (3)

    3.2     Amended and Restated Bylaws of the registrant. (3)

    10.1 Amended and Restated Investor Rights Agreement, dated as of April 8, 1999, by and among the registrant and certain of the registrant's shareholders named therein. (3)

    10.2 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and F. Joseph Verschueren. (3)

    10.3 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Cory E. Klatt. (3)

    10.4 Stock Vesting Agreement, dated as of December 20, 1996, by and between the registrant and Elwood D. Howse, Jr. (3)

    10.5 Stock Subscription and Repurchase Agreement, dated as of August 7, 1997, by and between the registrant and Elwood D. Howse, Jr. (3)

    10.6 Stock Vesting and Pledge Agreement, dated as of November 16, 1998, by and between the registrant and Richard P. Begert. (3)

    10.7 Offer of Employment, dated as of November 12, 1998, from the registrant to Richard P. Begert. (3)

    10.8 Lease Agreement, dated as of January 31, 1997, by and between the registrant and Bellevue Associates, L.P. (3)

    10.9 Lease Agreement, dated as of May 15, 1998, by and between the registrant and Spieker Properties, L.P. (3)

    10.10 Lease Agreement, dated as of October 19, 1998, by and between the registrant and Spieker Properties, L.P. (3)

    10.11 Lease Agreement, dated as of April 22, 1999, by and between the registrant and Spieker Properties, L.P. (3)

    10.12 Lease Agreement, dated as of November 4, 1999, by and between the Registrant and The Plaza at Yarrow Bay, LLC. (6)

    10.13 Amendment to Lease Agreement dated as of January 28, 2002 by and between the Registrant and The Plaza at Yarrow Bay, Inc. (10)

    10.14 Lease Assignment and Assumption, dated as of April 13, 1999, by and between the Keystone Acquisition Corporation, a wholly-owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc.
            (3)

    10.15 Lease Assignment and Assumption, dated as of April 13, 1999, by and between Keystone Acquisition Corporation, a wholly-owned subsidiary of the registrant, and FA Graphics, Inc. Company, Inc. (3)

    10.16   Amended and Restated 1996 Stock Incentive Compensation Plan. (3)

    10.17   1999 Employee Stock Purchase Plan. (3)

    10.18   1999 Stock Option Grant Program for Non-employee Directors. (3)

    10.19   Form of Indemnification Agreement. (3)

    10.20 Asset Purchase and Sale Agreement, dated as of February 23, 1999, by and among the registrant, Keystone Acquisition Corp., Fine Arts Engravers Company, Inc. and Nicholas J. Stanley. (3)

    10.21 Stock Purchase Agreement dated September 21, 1999, among ImageX.com, Inc., Stanley F. and Marina Lynne Poitras, individually and as Trustees of the Poitras Family Trust dated November 22, 1993, Glen R. and Anne Douglas, as community property. (4)

    10.22 Agreement and Plan of Merger dated November 17, 1999 among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc.
            (5)

    10.23 First Amendment to Agreement and Plan of Merger dated November 30, 1999, among ImageX.com, Inc., Orcas Acquisition Corp. and PrintBid.com, Inc. (5)

    10.24 Amended and Restated Agreement and Plan of Merger dated May 20, 2000 among ImageX.com, Inc., Columbia Acquisition Corp., and Extensis, Inc., and Shareholder Representative. (7)

    10.25 Asset Purchase Agreement dated June 15, 2000 among ImageX.com, Inc., Meadowlands Acquisition Corp., Howard Press Limited Partnership and the partners thereof, individually.(8)

    10.26 Employment Agreement between Mariam J. Naini and ImageX, Inc. dated November 15, 2002. (9)

    21.1    Subsidiaries of the registrant.*

    23.1    Consent of PricewaterhouseCoopers LLP, independent accountants. *

    99.1 Certification of Richard P. Begert, President and Chief Executive Officer of ImageX, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

    99.2 Certification of Jose S. David, Chief Financial Officer of ImageX, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002. *

----------

*     Filed herewith.

(1) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on September 12, 2002. (File No. 000-26837).

(2) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on March 4, 2003. (File No. 000-26837).

(3) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on May 12, 1999. (File No. 333-78271).

(4) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on September 30, 1999. (File No. 000-26837).

(5) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on December 22, 1999. (File No. 000-26837).

(6) Incorporated by Reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on January 13, 2000. (File No. 333-94639).

(7) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 5, 2000. (File No. 000-26837).

(8) Incorporated by Reference herein to the Current Report on Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on July 12, 2000. (File No. 000-26837).

(9) Incorporated by Reference herein to Schedule 14D-9 filed with the Securities and Exchange Commission on March 13, 2003. (File No. 005-56779).

(10) Incorporated by Reference herein to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. (File No. 000-26837).